Form 10QSB
period 2000-06-30
USIP COM INC
filed 2000-09-25
CIK 1119721

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

         (Mark One)

         / X /   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended June 30, 2000

         /   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from                   to                  .
                                       -----------------    ------------------

         Commission File Number 0-31193

                                 USIP.COM, INC.
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)

              Utah                                  16-1583162
         -------------------------------            -------------
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)             Identification No.)

                                7325 Oswego Road
                            Liverpool, New York 13090
                            (Address of principal executive offices)

                                 (315) 451-7515
                           (Issuer's telephone number)
                     ---------------------------------------
               (Former name, former address and former fiscal year
                          if changed since last report)

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   /   /                      No   / X /

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,023,388 shares of Common Stock,$.01 par value, were outstanding as of September 20, 2000.

         Transitional Small Business Disclosure Forms (check one):

                   Yes   /   /                      No   / X /

                                 USIP.COM, INC.
                              INDEX TO FORM 10-QSB
                                  JUNE 30, 2000

                                                                     Page Nos.
                                                                     ---------
PART I-----------------------------------------------------------------------3
ITEM 1-----------------------------------------------------------------------3
Balance Sheets---------------------------------------------------------------3
Statements of Income and Retained Earnings-----------------------------------4
Statement of Cash Flows------------------------------------------------------5
Notes to Financial Statements------------------------------------------------6
ITEM 2-----------------------------------------------------------------------7
PART II----------------------------------------------------------------------9
ITEM 1-----------------------------------------------------------------------9
ITEM 2-----------------------------------------------------------------------9
ITEM 3-----------------------------------------------------------------------9
ITEM 4-----------------------------------------------------------------------9
ITEM 5-----------------------------------------------------------------------9
ITEM 6-----------------------------------------------------------------------10


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                  USIP.COM, INC
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2000
                                   (unaudited)

ASSETS
CURRENT ASSETS
  Cash                                                                        $   54,357
  Commissions and Sales Receivable, Net                                          158,440
  Inventory                                                                       65,063
  Prepaid Insurance                                                                4,478

                                                                          ---------------
                                     TOTAL CURRENT ASSETS                        282,338
                                                                          ---------------

FIXED ASSETS
  Telephone and Office Equipment                                               1,532,145
  Vehicle                                                                         18,811
                                                                          ---------------
                                                                               1,550,956
  Less: Accumulated Depreciation                                                (155,942)
                                                                          ---------------

                                                                          ---------------
               Net Fixed Assets                                                1,395,014
                                                                          ---------------

                                     TOTAL ASSETS                             $1,677,352
                                                                          ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                                            $  150,625
  Line of Credit                                                                 100,195
  Accrued Payroll and Payroll Taxes                                                6,681
  Accrued State Gross Receipts Taxes                                               8,457
  Other Accrued Expenses                                                             531
  Current Portion of Long-Term Debt                                                1,076

                                                                          ---------------
                                     TOTAL CURRENT LIABILITIES                   267,565
                                                                          ---------------


STOCKHOLDERS' EQUITY
    Common Stock, $.01 par value  25,000,000                                     176,139
      Shares authorized, 17,613,888 shares
      issued and outstanding

  Additional Paid In Capital                                                   1,089,745

  Retained Earnings                                                              143,903

                                                                          ---------------
            TOTAL STOCKHOLDERS' EQUITY                                         1,409,787
                                                                          ---------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $1,677,352
                                                                          ===============

                      See Notes To Financial Statement

                                  USIP.COM, INC
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                   For the Three Months Ended June 30, 2000
                                   (unaudited)

SALES
  Commissions                                                                  $    72,599
  Coin Collections                                                                 157,244
  Dial Around                                                                       90,487
  Dial Tone                                                                          7,771
  Equipment Sales                                                                   56,490
  Service and Repair Sales                                                          10,128
                                                                       --------------------
      Total Sales                                                                  394,719
                                                                       --------------------

COST OF SALES
  Telecommunications Costs                                                         123,188
  Commissions                                                                        9,689
  Repairs and Service Supplies                                                         306
  Other Direct Expenses - Travel                                                    12,235
  Depreciation                                                                      52,040
  Supplies                                                                           5,767

                                                                       --------------------
      Total Cost of Sales                                                          203,225
                                                                       --------------------

                             GROSS PROFIT                                          191,494
                                                                       --------------------

OPERATING EXPENSES
  Salaries and Wages                                                                88,534
  Payroll Taxes                                                                      8,122
  Insurance                                                                         12,544
  Telephone                                                                         89,183
  Utilities                                                                          3,180
  Vehicle Expenses                                                                   6,041
  Rent                                                                              19,372
  Professional Fees                                                                  6,584
  Office Expense                                                                     9,773
                                                                       --------------------
      Total Operating Expenses                                                     243,333
                                                                       --------------------

                             OPERATING INCOME (LOSS)                               (51,839)
                                                                       --------------------

OTHER INCOME (EXPENSE)

  Other Income                                                                       1,277
                                                                       --------------------
      Total Other Income                                                             1,277
                                                                       --------------------

                             NET INCOME (LOSS)                                     (50,562)

RETAINED EARNINGS - BEGINNING                                                      194,465
                                                                       --------------------

RETAINED EARNINGS - ENDING                                                     $   143,903
                                                                       ====================

Weighted Common Shares Outstanding                                              17,613,888

Net Loss per Common Share                                                      $        -
                                                                       ====================

                      See Notes To Financial Statement

                                  USIP.COM, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    For the Three Months Ended June 30, 2000
                                   (unaudited)

Cash Flows From Operating Activities:
    Net (Loss)                                                                                         $ (50,562)
    Adjustments to reconcile net  (loss) to net
        cash provided (used) by operating activities:
        Depreciation Expense                                                                              52,040
                                                                                                               -
        (Increase) in Commissions and Sales Receivables                                                   (2,154)
        (Increase) in Inventory                                                                                -
        Decrease in Prepaid Insurance                                                                        178
        Increase in Sales Tax Payable                                                                        119
        Increase in Accounts Payable                                                                       5,000
        (Decrease) in Accrued Expenses and Wages
        (Decrease) in Accrued State Gross Receipts Taxes
                                                                                               ------------------

            Net cash (used) by operating activities                                                        4,621
                                                                                               ------------------

Cash Flows From Investing Activities:
        Purchase of Telephone Equipment                                                                  (66,000)
                                                                                               ------------------

            Net cash provided by investing activities                                                    (66,000)
                                                                                               ------------------

Cash Flows From Financing Activities:
        Proceeds received from Line of Credit                                                             70,000
        Repayments on Line of Credit Borrowings                                                           (3,102)
                                                                                               ------------------

            Net cash (used) by financing activities                                                       66,898
                                                                                               ------------------

Net Increase in cash                                                                                       5,519

Cash - Beginning of Period                                                                                48,838
                                                                                               ------------------

Cash - End of Period                                                                                    $ 54,357
                                                                                               ==================


Supplemental Disclosures of Cash Flow Information:
  Cash Paid During Period The Period For:
    Interest                                                                                            $     -
    Income Taxes                                                                                        $     -


                      See Notes To Financial Statement

                                 USIP.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)



NOTE 1.  SUMMARY INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2000 are not indicative of the results of operations that may be expected for the year ending December 31, 2000.



NOTE 2.  CONSOLIDATION POLICES

On January 31, 2000, the Company issued 7,268,388 shares of its common stock, in exchange for all the issued and outstanding stock of Datone Communications, Inc. On April 29, 2000 the Company issued 8,750,000 shares of its common stock in exchange for all the issued and outstanding stock of NB Payphones, Inc. and Cointel, Inc. The combinations will be accounted for by the pooling of interests method. All intercompany transactions have been eliminated in the preparation of the Financial Statements.



NOTE 3.  NET (LOSS) PER COMMON SHARE

Net loss per common share has been calculated by taking the net loss for the current period and dividing by the weighted average shares outstanding at the end of the period.

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND     RESULTS OF OPERATIONS

         FORWARD LOOKING STATEMENTS

         The following is a discussion and analysis of the results of operations of the Company and should be read in conjunction with the Company's financial statements and related notes contained in this Form 10-QSB. This Form 10-QSB contains forward-looking statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may," "will," "expect," "anticipate," "estimate," "continue," or other similar words. You should read statements that contain these words carefully because they discuss our future expectations contain projections of our future results of operations or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However there may be events in the future that we are unable to accurately predict or control. Those events as well as any cautionary language in this registration statement provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in this Form 10-QSB could have a material adverse effect on our business, operating results and financial condition. Actual results could differ materially from current expectations. Among the factors that could effect the Company's actual results and could cause results to differ from those contained in the forward-looking statements contained herein is the Company's ability to expand it's customer base, which will be dependent on business, financial and other factors beyond the Company's control, including, among others, seasonal aspects such as the winter months that tend to reduce the frequency of outdoor payphone use in the east coast, ability to increase our size and marketing area by purchasing payphones and locations from independent telephone companies, and whether the public uses our payphones, together with all the risks inherent in the establishment of a new enterprise and the marketing of new products.

         PLAN OF OPERATION

         USIP.Com, Inc., (the "Company" or "USIP" or "We"), was incorporated under the laws of the State of Utah on April 6, 1978 as Derby Farms, Inc. On January 19, 1982, the Articles of Incorporation were amended and the name of the company was changed to Commerce Oil of Kentucky, Inc. On February 4, 2000 the Articles of Incorporation were amended and the name of the company was changed to USIP.Com, Inc.

         On April 29, 2000 we purchased from Riviera Bay Holding Trust, 100% of the shares of NB Payphones, Inc., ("NB"), a Pennsylvania corporation, the owner of 641 payphones and Cointel Leasing, Inc., ("Cointel"), a New York corporation, the owner of 45 payphones, for 8,750,000 restricted shares of common stock. Cointel and NB are wholly owned subsidiaries of the company. On April 29, 2000, we entered into a two hundred thousand dollar ($200,000), unsecured line of credit with Lilly Beter Capital Group, Ltd., with interest at the rate of ten percent per annum. These funds will be used to purchase and upgrade telephones that will be placed at new locations. On June 14, 2000 we purchased the payphone assets, 123 payphones, and associated equipment of Taconic Telephone Corporation, (Taconic), a New York corporation for $66,000.00.

         We own, operate and manage privately owned public payphones in New York, Pennsylvania and Massachusetts. Our revenue comes from commissions that we receive from operator service telecommunications companies, and toll free calls. It also comes from the coins that we collect from the payphones that we own as well as from sales, service of payphones and prepaid phone cards that we sell at various locations throughout these states. We enter into site leasing agreements with various business sites that are open to the public. We pay each site owner a commission based on a flat monthly rate or on a percentage of sales. Some of the businesses include but are not limited to retail stores, convenience stores, bars, restaurants, gas stations, colleges and hospitals. The agreements allow us to install our payphones in areas that are accessible to the public. We provide the payphones, install them, and pay all maintenance and operational costs for the term of each lease. We also sell payphones to some of the site owners. We derive income from the sale as well as any commission split that we negotiate with the buyer.

         PLANS FOR FISCAL YEAR 2000.

         Our plans of operation for the remainder of its 2000 fiscal year will consist of the following activities:

         - continuing to evaluate the acquisition of more payphones and new site leasing arrangements that can enhance the Company's business plan;

         -        expanding our company into more states; and

         - developing a marketing plan that can help us grow into the next year.

         RESULTS OF OPERATIONS

         The following discussion is based in part on our audited Financial Statement for the three months ended March 31, 2000 and our operations for the period ended June 30, 2000. Our revenue is derived from three general sources,
(i) commission income (ii) coin collections, and (iii) the sales and service of payphones and sales of phone cards. Commission income includes two types of commissions: (i) commissions from operator service telecommunications companies and (ii) commissions for toll free calls. Commissions for operator service are generally paid bi-weekly, at this time. The "dial around" for toll free calls is paid to us subject to a three-month delay. Coin collections are made on a monthly basis or more often if the particular payphone has significant usage. The coins are counted in house and are deposited weekly. Sales and repairs of payphones and the sale of phone cards are not subject to the same collection delays as the other types of operational income.

     In the first quarter of 2000 our equipment sales were $13,210 and increased to $52,040 in the second quarter. This increase of 310% was attributed to an equipment sale to an urban hospital.

         The second quarter results were gross sales of $394,719, cost of sales of $203,225 and operating expenses of $243,333. All three catagories were significantly higher than the first quarter numbers of $227,700, $176,483 and $95,573 respectively. Sales are higher due to the acquisition made on April 29, 2000 of NB Payphone Ltd. Inc. and Cointel Leasing.

         In the first quarter our commissions were $38,510 and increased to $72,599 in the second quarter, an increase of 88%. Our collections were $94,600 in the first quarter and $157,244 in the second quarter, a percentage increase of 67%. The dial around compensation was $58,000 increasing to $90,487 in the second quarter, a percentage increase of 56%. These increases were caused by the number of payphones increasing due to the purchase of Taconic Telephone, Coin Tel Leasing and NB Payphone, Inc.

         With the increase in payphones our costs increased similarly. Telecommunications costs for two months of the first quarter were $44,007 and increased for the second quarter to $123,188 or an increase of 180%. This substantial increase was caused by the number of months of service and the addition of Coin Tel Leasing, Taconic Telephone and NB Payphones routes. The sales commission decreased due to fewer direct sales of payphones by sales people. Service and repair charges increased from $1,145 in the first quarter to $10,128 in the seccond quarter, a percentage increase of 610% due to the increased number of payphones being serviced.

         The travel and sales expenses increased due to additional employee travel for the Taconic, Coin Tel, and NB routes. The salary expenses were $47,191 for the first quarter as compared to $88,534 for the second quarter for a percentage increase of 87%. This increase is attritrutable to a need for additional employees to service the new routes. The company believes that salary expenses will decrease as the company achieves proper assimulation of the new purchases.

         Sales increased from $227,700 in the first quarter to $394,719 in the second quarter, an increase of $167,019 or 74%. Cost of sales were $176,483 in the first quarter and $203,225 in the second quarter for an increase of $26,772 or 15%. Operating expenses were $93,573 in the first quarter and $243,333 in the second quarter, an increase of $147,760 or 154%. However, the first quarter sales did record a bad debt expenses which accounted for an additional $64,611 in expenses. The operating loss increased 44,356 in the first quarter to 51,839 in the second quarter which is an increase of $7,483 or 17%. It is management's opinion that the operating expenses will decrease in the third quarter as the three routes are incorporated and streamlined.

         For additional capital requirements, we have increased our line of credit with our banking institution up to $200,000, of which $33,297 has been used. We have an additional unsecured line of credit with Lilly Beter Capital Group, Ltd. in the amount of $200,000. As of this date, $70,000 has been used in part to fund the purchase of the payphone route from Taconic Telephone Company, which caused the increase in debt from $33,287 to $100,195, an increase of approximately 200%. We intend to use the remaining monies for our continued expansion.

         The increased use of the cellular telephone has substantially impacted the public's use of payphones, and we believe that the trend will continue to increase as the cost for cellular usage declines. However, we have attempted to minimize some of the impact from cellular use by avoiding traditional travel locations where cellular use is high. The impact on revenue is offset in part by reductions in the cost for basic telecommunications services as shown by the precentage reduction for 1998 to 1999. We believe that this trend will continue into the foreseeable future. We expect to increase revenue by advertising. This type of advertisement will be affixed to each payphone booth.

         We will continue our expansion efforts by acquiring additional phones from small independent local exchange companies. We have made some headway in expanding the use of phone-to-phone Internet usage on our payphones as a means of further reducing the costs in the future. We will be exploring the use of existing services while we develop our own proprietary software and services for resale to other payphone providers.


                          PART II - OTHER INFORMATION.



         Item 1.           Legal Proceedings.

            Not applicable.


         Item 2.        Changes in Securities and Use of Proceeds.

            Not applicable.


         Item 3.        Defaults Upon Senior Securities.

            Not applicable.


         Item. 4.       Submission of Matters to a Vote of Security Holders.

            Not applicable.


         Item 5.        Other Information.

            Not applicable.

         Item 6.        Exhibits and Reports on Form 8-K.

            (a)   Exhibits.

The following exhibits required by Item 601 of Regulation S-B are attached.


EXHIBIT
NUMBER             DESCRIPTION
-------            -----------
2.0                Stock Purchase Agreement
10.1               Credit Agreement, dated April 29, 2000
10.2               Phone purchase Agreement from Taconic, dated June 1, 2000
21.1               Articles of Incorporation of NB Payphones, Ltd. (Subsidiary)
21.2               By-Laws of NB Payphones, Ltd.
21.3               Certificate of Incorporation of Cointel Leasing, Inc. (Subsidiary)
21.4               By-Laws of Cointel Leasing, Inc.
27                 Financial Data Schedule

                   Signature Page

       (b)      Reports on Form 8-K.

                None.




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Dated:   September 20, 2000


                                           USIP.Com, Inc.

                                           (Registrant)



                                           /s/ Craig Burton
                                           ----------------

                                           President