Form 10-Q
period 2000-09-30
USIP COM INC
filed 2000-11-14
CIK 1119721

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2000

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                   to
                                -----------------  ------------------

Commission File Number 0-31193

                                 USIP.COM, INC.
                    -----------------------------------------
(Exact name of small business issuer as specified in its charter)

       Utah                                                16-1583162
----------------------                                 ----------------------
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

            Yes   (   )                                   No   ( X )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,618,888 shares of Common
Stock, $.01 par value, were outstanding as of September 20, 2000.

        Transitional Small Business Disclosure Forms (check one):

            Yes   (   )                                   No   ( X )

                                 USIP.COM, INC.
                              INDEX TO FORM 10-QSB
                               SEPTEMBER 30, 2000

                                                                            Page Nos.
                                                                            ---------
PART I----------------------------------------------------------------------------3
ITEM 1----------------------------------------------------------------------------3
Balance Sheets--------------------------------------------------------------------3
Statements of Income and Retained Earnings----------------------------------------4
Statement of Cash Flows-----------------------------------------------------------5
Notes to Financial Statements-----------------------------------------------------6
ITEM 2----------------------------------------------------------------------------7
PART II---------------------------------------------------------------------------9
ITEM 1----------------------------------------------------------------------------9
ITEM 2----------------------------------------------------------------------------9
ITEM 3----------------------------------------------------------------------------9
ITEM 4----------------------------------------------------------------------------9
ITEM 5----------------------------------------------------------------------------9
ITEM 6----------------------------------------------------------------------------9

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                                  USIP.COM, INC
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2000
                                   (unaudited)

            ASSETS
            CURRENT ASSETS
              Cash                                                           $ 158,861
              Commissions and Sales Receivable, Net                            202,708
              Inventory                                                         23,434
              Interest Receivable                                                2,076
              Notes Receivable                                                   3,775
                                                                          -------------
                             TOTAL CURRENT ASSETS                              390,854
                                                                          -------------

            FIXED ASSETS
              Telephone and Office Equipment                                 1,905,078
              Vehicle                                                           65,454
                                                                          -------------
                                                                             1,970,532
              Less: Accumulated Depreciation                                  (206,268)
                                                                          -------------

                                                                          -------------
                           Net Fixed Assets                                  1,764,264
                                                                          -------------

                             TOTAL ASSETS                                   $2,155,118
                                                                          =============

            LIABILITIES AND STOCKHOLDERS' EQUITY

            Current Liabilities
              Accounts Payable                                              $  247,175
              Line of Credit                                                   100,597
              Accrued Payroll and Payroll Taxes                                  8,760
              Accrued State Gross Receipts Taxes                                 9,642
              Other Accrued Expenses                                             3,929
              Current Portion of Long-Term Debt                                 10,229

                                                                          -------------
                             TOTAL CURRENT LIABILITIES                         380,332
                                                                          -------------

            Long-Term Liabilities
              Notes Payable                                                     51,143
               Less Current Portion                                             10,229

                                                                          -------------
                             TOTAL LONG-TERM LIABILITIES                        40,914
                                                                          -------------

            STOCKHOLDERS' EQUITY
                Common Stock, $.01 par value  25,000,000                       176,189
                  Shares authorized, 17,618,888 shares
                  issued and outstanding

              Additional Paid In Capital                                     1,433,935

              Retained Earnings                                                164,662

                                                                          -------------
                             TOTAL STOCKHOLDERS' EQUITY                      1,774,786
                                                                          -------------

                             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $2,155,118
                                                                          =============

                        See Notes to Financial Statement

                                  USIP.COM, INC
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                  For the Three Months Ended September 30, 2000
                                   (unaudited)


            SALES
              Commissions                                              $       74,435
              Coin Collections                                                155,330
              Dial Around                                                      92,430
              Dial Tone                                                        27,852
              Equipment Sales                                                  10,624
              Service and Repair Sales                                          4,068
                                                                      ----------------
                  Total Sales                                                 364,739
                                                                      ----------------

            COST OF SALES
              Telecommunications Costs                                        145,914
              Commissions                                                       2,507
              Contractor Fees                                                  13,355
              Repairs and Service Supplies                                      3,981
              Other Direct Expenses - Travel                                    4,810
              Depreciation                                                     80,913
              Phone Cards and Phone Costs                                      18,610
              Supplies                                                            982

                                                                      ----------------
                  Total Cost of Sales                                         271,072
                                                                      ----------------

                                    GROSS PROFIT                               93,667
                                                                      ----------------

            OPERATING EXPENSES
              Salaries and Wages                                               57,595
              Payroll Taxes                                                     8,691
              Insurance                                                        12,094
              Telephone                                                         8,476
              Utilities                                                         1,872
              Vehicle Expenses                                                  4,773
              Rent                                                             18,035
              Professional Fees                                                 5,590
              Contractor Fees                                                   6,576
              Gross Receipts Tax                                                5,488
              Office Expense                                                    7,801
                                                                      ----------------
                  Total Operating Expenses                                    136,991
                                                                      ----------------

                                    OPERATING INCOME (LOSS)                   (43,324)
                                                                      ----------------

            OTHER INCOME (EXPENSE)
              Interest Income                                                   1,624
              Interest Expense                                                 (4,357)
                                                                      ----------------
                  Total Other Income                                           (2,733)
                                                                      ----------------

                                    NET INCOME (LOSS)                         (46,057)

            RETAINED EARNINGS - BEGINNING                                     210,719
                                                                      ----------------

            RETAINED EARNINGS - ENDING                                 $      164,662
                                                                      ================

            Weighted Common Shares Outstanding                            176,618,888

            Net Loss per Common Share                                  $            -
                                                                      ================

                        See Notes to Financial Statement

                                  USIP.COM, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  For the Three Months Ended September 30, 2000
                                   (unaudited)


Cash Flows From Operating Activities:
    Net (Loss)                                                                     $     (46,057)
    Adjustments to reconcile net (loss) to net
        cash provided (used) by operating activities:
        Depreciation Expense                                                              80,913

        (Increase) in Commissions and Sales Receivables                                  (35,105)
        (Increase) in Inventory                                                                -
        Decrease in Prepaid Insurance                                                        178
        Increase in Sales Tax Payable                                                        749
        Increase in Accounts Payable                                                      64,953
        (Derease) in Accrued Expenses                                                       (468)
        Increase in Accrued State Gross Receipts Taxes                                     3,685
                                                                                  ---------------

            Net cash (used) by operating activities                                       68,848
                                                                                  ---------------

Cash Flows From Investing Activities:
        Purchase of Telephone Equipment
                                                                                  ---------------

            Net cash provided by investing activities                                          0
                                                                                  ---------------

Cash Flows From Financing Activities:
        Proceeds received from Line of Credit                                             35,931
        Payments on Notes Payable                                                           (775)
        Proceeds from issuance of stock                                                      500
                                                                                  ---------------

            Net cash (used) by financing activities                                       35,656
                                                                                  ---------------

Net Increase in cash                                                                     104,504

Cash - Beginning of Period                                                                54,357
                                                                                  ---------------

Cash - End of Period                                                               $     158,861
                                                                                  ===============


Supplemental Disclosures of Cash Flow Information:
  Cash Paid During Period The Period For:
    Interest                                                                       $       4,358
    Income Taxes                                                                   $           -

                        See Notes to Financial Statement

                                 USIP.COM,INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                  (unaudited)


NOTE 1. SUMMARY INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2000 are not indicative of the results of operations that may be expected for the year ending December 31, 2000.



NOTE 2. CONSOLIDATION POLICES

On January 31, 2000, the Company issued 7,268,388 shares of its common stock, in exchange for all the issued and outstanding stock of Datone Communications, Inc. On April 29, 2000 the Company issued 8,750,000 shares of its common stock in exchange for all the issued and outstanding stock of NB Payphones, Ltd. and Cointel, Inc. The combinations will be accounted for by the pooling of interests method. All intercompany transactions have been eliminated in the preparation of the Financial Statements.



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

     On April 29, 2000, we entered into a two hundred thousand dollar ($200,000), unsecured line of credit with Lilly Beter Capital Group, Ltd., with interest at the rate of ten percent per annum. We are accessing these funds, as needed, on an ongoing basis. These funds are being used to purchase and upgrade telephones that will be placed at new locations.

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

PLANS FOR FISCAL YEAR 2000.

Our plans of operation for the remainder of its 2000 fiscal year will consist of the following activities:

     o continuing to evaluate the acquisition of more payphones and new site leasing arrangements that can enhance the Company's business plan;

     o    expanding our company into more states; and

     o    developing a marketing plan that can help us grow into the next year.

RESULTS OF OPERATIONS

     The following discussion is based in part on our unaudited Financial Statement for the three months ended September 30, 2000. Our revenue is derived from three general sources, (i) commission income (ii) coin collections, and
(iii) the sales and service of payphones and sales of phone cards. Commission income includes two types of commissions: (i) commissions from operator service telecommunications companies and (ii) commissions for toll free calls. Commissions for operator service are generally paid on a bi-weekly basis. The "dial around" for toll free calls is paid to us subject to a three-month delay. Coin collections are made on a monthly basis or more often if the particular payphone has significant usage. The coins are counted in house and are deposited weekly. Sales and repairs of payphones and the sale of phone cards are not subject to the same collection delays as the other types of operational income.

     Our second quarter gross sales were $394,719 and our third quarter gross sales were $364,739 a decrease of 8%. This is attributable to the fact that in the second quarter our equipment sales were $52,040 and decreased by 80% to $10,624 in the third quarter due to a large sale of telephones to a hospital in the second quarter. Third quarter costs of sales increased by 33% from $203,225 in the second quarter to $271,072 in the third. Payphone usage tends to increase during the summer months. Operating expenses of $243,333 for the second quarter decreased by 44% to $136,991 in the third. This was largely due to a decrease in administrative telephone costs for the company.

     Our second quarter commissions of $72,599 increased by 3% to $74,435 in the third quarter. These commissions are paid to us by other long distance carriers when a customer uses our phone to make a long distace call while using that other carriers long distance account. Our collections were $157,244 in the second quarter, and they decreasaed by 1% to $155,330. Collections are generally done on a 90-120 day cycle, therefore these figures tend to fluctuate from period to period, depending on what day the moneies were actually collected. The dial around compensation of $90,487 in the second quarter increased by 2% to $92,430. These small increases are also due to the fact that we had a large sale of phones to a hospital in the second quarter and no such sale this quarter.

     Telecommunications costs of $123,188 for the second quarter increased by 18% to $145,914. These costs tend to be higher during the summer months. Service and repair charges decreased from $10,128 in the second quarter to $4,168 in the third quarter, a percentage decrease of 59% due to to the fact that in last quarter we had a big sale to a hospital and we had to install and prepare these phones for use by the public.

     Travel expenses decreased by 61% this quarter from $12,235 to $4,810. due to the fact that the recently acquired Coin Tel and NB payphone routes are now on a set collection and maintence schedule. Salary expenses decreased by 35% from $88,534 to $57,595 due to a reduction in staffing of the acquired companies.

     The operating loss decreased from $51,839 in the second quarter to $43,324 in the third quarter which is a decrease of 16% due to better control of expenses.

     For additional capital requirements, we have increased our line of credit with our banking institution up to $200,000 of which the balance is approximately $30,597. We have an additional unsecured line of credit with Lilly Beter Capital Group, Ltd., in the amount of $200,000. We are accessing these funds, as needed, on an ongoing basis. We intend to use the remaining monies for our continued expansion.

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

        Item 6.           Exhibits and Reports on Form 8-K.

               (a) Exhibits.

The following exhibits required by Item 601 of Regulation S-B are attached.

EXHIBIT
NUMBER                       DESCRIPTION
------                       -----------

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


               Dated: November 13, 2000


                                        USIP.Com, Inc.

                                        (Registrant)



                                        /s/ CRAIG BURTON
                                        ----------------

                                        President