Form 10KSB
period 2000-12-31
USIP COM INC
filed 2001-04-19
CIK 1119721

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(MARK ONE)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

OR

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD                TO

COMMISSION FILE NUMBER 0-31193

USIP.COM, INC.
Name of small business issuer as specified in its charter)

UTAH (State or other jurisdiction of incorporation or organization)	16-1583162 (I.R.S. Employer Identification No.)
7325 Oswego Rd. Liverpool, N.Y. (Address of principal executive offices)	13090 (Zip Code)

Issuer's telephone number, including area code: (315) 451-7515

Securities Registered Pursuant to Section 12(b) of The Exchange Act: None

Securities Registered Pursuant to Section 12(g) of The Exchange Act:

(Title of Class)	Name of Each Exchange on Which Registered
Common Stock, $.01 Par Value	None

    Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    State issuer's total consolidated revenues for its most recent fiscal year: $1,289,122

    As of December 31, 2000, 17,619,388 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates on December 31, 2000 was not determinable because the common stock is not trading and there is no bid or asked price.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes / /  No /x/

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

    USIP.Com,Inc. ("USIP," the "Company," "we," "our" or "us") was incorporated under the laws of the State of Utah on April 6, 1978 as Derby Farms, Inc. On January 19, 1982 Derby Farm's Articles of Incorporation were amended and the name of the company was changed to Commerce Oil of Kentucky, Inc. ("Commerce Oil"). On December 31, 1983 Commerce Oil's Certificate of Incorporation was suspended for failure to file an annual report. On December 20, 1984 Commerce Oil filed a petition for relief under Chapter Eleven of the United States Bankruptcy Code. The case was filed in The United States Bankruptcy Court, Middle District of Tennessee. The case was converted to Chapter Seven on July 1, 1986. On September 1, 1992 the court signed a Final Decree, and the case was closed. The company's Certificate of Incorporation was reinstated on June 18, 1992 by the Utah Department of Commerce, Division of Corporations.

    On January 31, 2000, Datone Communications, Inc., ("Datone"), a New York corporation and an independent payphone provider ("IPP") merged into Commerce Oil. All of the Datone shares were retired. Datone shareholders received 7,268,388 restricted shares of common stock for its stock. On February 4, 2000 we amended the Articles of Incorporation and our name was changed to USIP.Com, Inc.

    On April 29, 2000 we purchased all the shares of NB Payphones, Ltd., ("NB"), the owner of 466 payphones in Pennsylvania and Cointel Leasing, Inc., ("Cointel"), the owner of 45 payphones in Syracuse, New York, from Riviera Bay Holding Trust, a Gibraltar Trust, for 8,750,000 restricted shares of our common stock. NB is a wholly owned subsidiary. On April 29, 2000, we entered into a two hundred thousand dollar ($200,000), unsecured line of credit with Lilly Beter Capital Group, Ltd., with interest at the rate of ten percent per annum. These funds will be used to purchase and upgrade telephones that will be placed at new locations. On June 14, 2000 we purchased the payphone assets, 123 payphones, and associated equipment of Taconic Telephone Corporation (Taconic), a New York corporation for $66,000.

    On August 30, 2000, we incorporated Datone, Inc., as a Delaware company. Datone, Inc., is a wholly owned subsidiary. All of the revenue generating assets and related expenses that we received from the Datone Communications Merger were subsequently moved via an intercompany transfer from USIP into Datone, Inc. Datone, Inc., was capitalized with $1,017. All of the Datone, Inc., shares were given to USIP. On October 1, 2000 we merged Cointel into Datone, Inc., by way of an inner company transaction. Management decided that it would not benefit our company to have two companies that are in the same business and location; we therefore decided to combine the two in an effort to save money. On November 30, 2000 Datone, Inc., purchased 24 pay stations, including the payphones, locations and associated equipment of Armstrong Telephone Co., for $9,600.

    As of December 31, 2000, we owned and operated a network of approximately 1,578 payphones in three states. Our installed payphone base generates revenue through coin calls (local and long-distance), non-coin calls (calling card, credit card, collect, and third-party billed calls using our preselected operator services providers such as Qwest and Pacific Telemanagement Services) and dial-around calls (utilizing a 1-800, 1010XXX or similar "toll free" dialing method to select a carrier other than our pre-selected carrier).

INDUSTRY OVERVIEW

    Today's telecommunications marketplace was principally shaped by the 1984 court-approved divestiture by AT&T of its local telephone operations (the "AT&T Divestiture") and the many regulatory changes adopted by the FCC and state regulatory authorities in response to and subsequent to the AT&T Divestiture, including the authorization of the connection of competitive or independently owned payphones to the public switched network. The "public switched network" is the traditional domestic landline public telecommunications network used to carry, switch and connect telephone calls. The connection of independently owned payphones to the public switched network has resulted in the creation of additional business segments in the telecommunications industry. Prior to these developments, only the consolidated Bell system or independent LECs were permitted to own and operate payphones. Following the AT&T Divestiture and subsequent FCC and state regulatory rulings, the independent payphone sector developed as a competitive alternative to the consolidated Bell system and other LECs by providing more responsive customer service, lower cost of operations and higher commissions to the owners or operators of the premises at which a payphone is located ("Location Owners").

    Prior to the AT&T Divestiture, the LECs could refuse to provide payphone service to a business operator or, if service was installed, would typically pay no or relatively small commissions for the right to place a payphone on the business premises. Following the AT&T Divestiture and the FCC's authorization of payphone competition, IPPs began to offer Location Owners higher commissions on coin calls made from the payphones in order to obtain the contractual right to install the equipment on the Location Owners' premises. Initially, coin revenue was the only source of revenue for the payphone operators because they were unable to participate in revenues from non-coin calls. However, the operator service provider ("OSP") industry emerged and enabled the competitive payphone operators to compete more effectively with the regulated telephone companies by paying commissions to payphone owners for non-coin calls. For the first time, IPPs were able to receive non-coin call revenue from their payphones. With this incremental source of revenue from non-coin calls, IPPs were able to compete more vigorously on a financial basis with RBOCs and other LECs for site location agreements, as a complement to the improved customer service and more efficient operations provided by the IPPs. As part of the AT&T Divestiture, the United States was divided into Local Access Transport Areas ("LATAs"). RBOCs were authorized to provide telephone service that both originates and terminates within the same LATA ("intraLATA") pursuant to tariffs filed with and approved by state regulatory authorities. RBOCs typically provide payphone service primarily in their own respective territories, and are now authorized to share in the payphone revenues generated from telecommunications services between LATAs ("interLATA"). Long-distance companies, such as Sprint, AT&T, Verizon of New York and MCIWorldcom, provide interLATA services, and in some circumstances, also provide local or long-distance service within LATAs. An interLATA long-distance telephone call generally begins with an originating LEC transmitting the call from the originating payphone to a point of connection with a long-distance carrier. The long-distance carrier, through its owned or leased switching and transmission facilities, transmits the call across its long-distance network to the RBOC or LEC servicing the local area in which the recipient of the call is located. The terminating RBOC or LEC then delivers the call to the recipient.

    Our objectives are to continue to rationalize our overall cost structure, improve route density and service quality, monitor and take action on our under performing telephones and place an emphasis on expanding in economically favorable territories. We have implemented the following strategy to meet our objectives.

SMART PAYPHONE TECHNOLOGY.

    Our payphones utilize "smart" technology which provides voice synthesized calling instructions, detects and counts coins deposited during each call, informs the caller at certain intervals of the time remaining on each call, identifies the need for and the amount of an additional deposit in order to continue the call, and provides other functions associated with the completion of calls. Through the use of a non-volatile, electronically erasable, programmable memory chip, the payphones can also be programmed and reprogrammed from our central computer facilities to update rate information or to direct different types of calls to particular carriers. Our payphones can also distinguish coins by size and weight, report to our central host computer the total amount of coin in the coin box, perform self-diagnosis and automatically report problems to a pre-programmed service number.

MONITORING AND MANAGEMENT INFORMATION SYSTEMS.

    We utilize proprietary and non-proprietary software that continuously tracks coin and non-coin revenues from each payphone, as well as expenses relating to each payphone, including commissions payable to the Location Owners. Our technology also allows us to efficiently track and facilitate the activities of our field technicians via interactions from the pay telephone with our computer systems and technical support personnel at our headquarters.

CUSTOMER SERVICE.

    The technology we use enables us to (i) respond quickly to equipment malfunctions and (ii) maintain accurate records of payphone activity, which can be verified by customers. We strive to minimize "downtime" on our payphones by identifying service problems as quickly as possible. We employ both advanced telecommunications technology and trained field technicians as part of our commitment to provide superior customer service. The records generated through our technology also allow for the more timely and accurate payment of commissions to Location Owners.

OPERATIONS

    As of December 31, 2000 and December 31, 1999, we owned and operated approximately 1,578 and 686 payphones, respectively.

COIN CALLS

    Our payphones generate coin revenues primarily from local calls. Historically, the maximum rate that LECs and IPPs could charge for local calls was generally set by state regulatory authorities and in most cases was $0.25 through October 6, 1997. We charge $0.25 and $0.35 in New York and Massachusetts and $0.35 in Pennsylvania. In ensuring "fair compensation" for all calls, the FCC determined that local coin rates from payphones should be generally deregulated by October 7, 1997, but provided for possible modifications or exemptions from deregulation upon a detailed demonstration by an individual state that there are market failures within the state that would not allow market-based rates to develop. On July 1, 1997, a federal court issued an order that upheld the FCC's authority to deregulate local coin call rates. In accordance with the FCC's ruling and the court order, certain RBOCs, LECs and IPPs, including our Company, began to increase rates for local coin calls from $0.25 to $0.35 after October 7, 1997.

    Long distance coin calls are typically carried by long distance carriers that have contracted to provide transmission services to our payphones. We pay a charge to the long-distance carrier each time the carrier transports a long-distance call for which we receive coin revenue from an end user.

NON-COIN CALLS

    We also receive revenues from non-coin calls made from our payphones. Traditional non-coin calls include credit card, calling card, prepaid calling card, collect and third party billed calls where the caller dials "0" plus the number or simply dials "0" for an operator.

    The services needed to complete a non-coin call include providing an automated or live operator to answer the call, verifying billing information, validating calling cards and credit cards, routing and transmitting the call to its destination, monitoring the call's duration and determining the charge for the call, and billing and collecting the applicable charge. We have contracted with operator service providers to handle these calls and perform all associated functions, while paying us a commission on the revenues generated.

    We realize additional non-coin revenue from various carriers pursuant to the 1996 Telecom Act and FCC regulations as compensation for "dial-around" non-coin calls made from its payphones. A dial-around call is made by dialing an access code for the purpose of reaching a long distance carrier company other than the one designated by the payphone operator or using a traditional "toll free" number, generally by dialing a 1-800/888/877/866 number, a 950-XXXX number or a seven-digit "1010XXXX" code.

    We select locations for our payphones where there is typically high demand for payphone service, such as convenience stores, truck stops, service stations, grocery stores, colleges and hospitals. For many locations, historical information regarding an installed payphone is available because payphone operators are often obligated pursuant to agreements to provide this information to Location Owners for their payphones. In locations where historical revenue information is not available, we rely on our site survey to examine geographic factors, population density, traffic patterns and other factors in determining whether to install a payphone. Our marketing staff attempts to obtain agreements to install our payphones ("Location Agreements") at locations with favorable historical data regarding payphone revenues. We recognize, however, that recent changes in payphone traffic volumes and usage patterns being experienced on an industry-wide basis warrant a continued assessment of the location deployment of our payphones.

    Location Agreements may provide for revenue sharing with the applicable Location Owner. Our location agreements may provide for revenue sharing with the applicable location owners based on fixed percentages of revenues. We can terminate a Location Agreement on 30 days' notice to the Location Owner if the payphone does not generate sufficient revenue.

SERVICE AND MAINTENANCE

    We employ field service technicians, each of whom collect coin boxes, clean and maintain a route of payphones. The technicians also respond to trouble calls made by Location Owners, by users of payphones or by the telephone itself as part of its internal diagnostic procedures. Some technicians are also responsible for the installation of new payphones. Due to the proximity of most of our payphones to our division offices, our polling and electronic tracking and trouble reporting systems, and the ability of the field service technicians to perform on-site service and maintenance functions, we are able to limit the frequency of trips to the payphones as well as the number of employees needed to service the payphones.

CUSTOMERS, SALES AND MARKETING

    The Location Owners with whom we contract are a diverse group of small and medium businesses, which are frequented by individuals needing payphone access. The majority of our payphones are located at convenience stores, truck stops, service stations, grocery stores, colleges and hospitals. As of December 31, 2000, our payphone accounts of 20 or more payphones represented approximately 15% of our installed payphone base. Approximately 80% of our customers are a result of acquisitions from ("ITOC's"), Independent Telephone Operating Companies.

SERVICE AND EQUIPMENT SUPPLIERS

    Our primary suppliers provide payphone components, local line access, long-distance transmission and operator services. In order to promote acceptance by end users accustomed to using RBOC or LEC-owned payphone equipment, we utilize payphones designed to be similar in appearance and operation to payphones owned by LECs.

    We purchase circuit boards from various manufacturers for repair and installation of payphones. We primarily obtain local line access from various LECs, including Verizon, Citizens Communications and various other incumbent and competitive suppliers of local line access. New sources of local line access are expected to emerge as competition continues to develop in local service markets. Long-distance services are provided to our Company by various long-distance and operator service providers, including AT&T, Qwest and others.

    We expect the basic availability of such products and services to continue in the future; however, the continuing availability of alternative sources cannot be assured. Although we are not aware of any current circumstances that would require us to seek alternative suppliers for any material portion of the products or services used in the operation of our business, transition from our existing suppliers, if necessary, could have a disruptive effect on our operations and could give rise to unforeseen delays and/or expenses.

ASSEMBLY AND REPAIR OF PAYPHONES

    We assemble and repair payphone equipment for our own use. The assembly of payphone equipment provides us with technical expertise used in the operation, service, maintenance and repair of our payphones. We assemble, refurbish or replace payphones from standard payphone components either obtained from our sizable inventory or purchased from component manufacturers. These components include a metal case, an integrated circuit board incorporating a microprocessor, a handset and cord, and a coin box and lock. On the occasion when components are not available from inventory, we can purchase the components from several suppliers. We do not believe that the loss of any single supplier would have a material adverse effect on our assembly operations.

    Our payphones comply with all material regulatory requirements regarding the performance and quality of payphone equipment and have all of the operating characteristics required by the applicable regulatory authorities, including free access to local emergency ("911") telephone numbers, dial-around access to all available carriers, and automatic coin return capability for incomplete calls.

TECHNOLOGY

    The payphone equipment we install makes use of microprocessors to provide voice synthesized calling instructions, detect and count coin deposits during each call, inform the caller at certain intervals of the time remaining on each call, identify the need for and the amount of an additional deposit and other functions associated with completion of calls. Through the use of non-volatile, electronically erasable, programmable read-only memory chips, our payphones can also be programmed and reprogrammed from our central computer facilities to update rate information or to direct different kinds of calls to particular carriers.

    Our payphones can distinguish coins by size and weight, report to a remote location the total coin in the coin box, perform self-diagnosis and automatically report problems to a pre-programmed service number, and immediately report attempts at vandalism or theft. Many of our payphones operate on power available from the telephone lines, thereby avoiding the need for and reliance upon an additional power source at the installation location.

    We utilize proprietary and non-proprietary software that tracks the coin and non-coin revenues from each payphone as well as expenses relating to that payphone, including commissions payable to the Location Owners.

    We provide all technical support required to operate the payphones, such as computers and software and hardware specialists, at our headquarters in Liverpool New York. Our assembly and repair support operations provide materials, equipment, spare parts and accessories to the field. Each of our division offices and each of our technician's vans maintain inventories for immediate deployment in the field.

REGULATION

    The FCC and state regulatory authorities have traditionally regulated payphone and long-distance services, with regulatory jurisdiction being determined by the interstate or intrastate character of the service and the degree of regulatory oversight varying among jurisdictions. On September 20 and November 8, 1996, the FCC adopted initial rules and policies to implement Section 276 of the 1996 Telecom Act. The 1996 Telecom Act substantially restructured the telecommunications industry, included specific provisions related to the payphone industry and required the FCC to develop rules necessary to implement and administer the provisions of the 1996 Telecom Act on both an interstate and intrastate basis. Among other provisions, the 1996 Telecom Act granted the FCC the power to preempt state payphone regulations to the extent that any state requirements are inconsistent with the FCC's implementation of Section 276.

FEDERAL REGULATION OF LOCAL COIN AND DIAL-AROUND CALLS

    The Telephone Operator Consumer Services Improvement Act of 1990 ("TOCSIA") established various requirements for companies that provide operator services and for call aggregators, including PSPs, who send calls to those OSPs. The requirements of TOCSIA as implemented by the FCC included call branding, information posting, rate quotations, the filing of informational tariffs and the right of payphone users to access any OSP to make non-coin calls. TOCSIA also required the FCC to take action to limit the exposure of payphone companies to undue risk of fraud upon providing this "open access" to carriers.

    TOCSIA further directed the FCC to consider the need to provide compensation for IPPs for dial-around calls. Accordingly, the FCC ruled in May 1992 that IPPs were entitled to dial-around compensation. Because of the complexity of establishing an accounting system for determining per call compensation for these calls, and for other reasons, the FCC temporarily set this compensation at $6.00 per payphone per month based on an assumed average of 15 interstate carrier access code dial-around calls per month and a rate of $0.40 per call. The failure by the FCC to provide compensation for 800 "toll free" dial-around calls was challenged by the IPPs, and a federal court subsequently ruled that the FCC should have provided compensation for these toll free calls.

    In 1996, recognizing that IPPs had been at a severe competitive disadvantage under the existing system of regulation and had experienced substantial increases in dial-around calls without a corresponding adjustment in compensation, Congress enacted Section 276 to promote both competition among payphone service providers and the widespread deployment of payphones throughout the nation. Section 276 directed the FCC to implement rules by November 1996 that would:

  •
  create a standard regulatory scheme for all public payphone service providers;

  •
  establish a per call compensation plan to ensure that all payphone service providers are fairly compensated for each and every completed intrastate and interstate call, except for 911 emergency and telecommunications relay service calls;

  •
  terminate subsidies for LEC payphones from LEC regulated rate-base operations;

  •
  prescribe, at a minimum, nonstructural safeguards to eliminate discrimination between LECs and IPPs and remove the LEC payphones from the LEC's regulated asset base;

  •
  provide for the RBOCs to have the same rights that IPPs have to negotiate with Location Owners over the selection of interLATA carrier services, subject to the FCC's determination that the selection right is in the public interest and subject to existing contracts between the Location Owners and interLATA carriers;

  •
  provide for the right of all PSPs to choose the local, intraLATA and interLATA carriers subject to the requirements of, and contractual rights negotiated with, Location Owners and other valid state regulatory requirements;

  •
  evaluate the requirement for payphones which would not normally be installed under competitive conditions but which might be desirable as a matter of public policy, and establish how to provide for and maintain such payphones if it is determined they are required; and

  •
  preempt any state requirements which are inconsistent with the FCC's regulations implementing Section 276.

    In September and November 1996, the FCC issued its rulings implementing Section 276 (the "1996 Payphone Order"). In the 1996 Payphone Order, the FCC determined that the best way to ensure fair compensation to independent and LEC PSPs for each and every call was to deregulate, to the maximum extent possible, the price of all calls originating from payphones. For local coin calls, the FCC mandated that deregulation of the local coin rate would not occur until October 1997 in order to provide a period of orderly transition from the previous system of state regulation.

    To achieve fair compensation for dial-around calls through deregulation and competition, the FCC in the 1996 Payphone Order directed a two-phase transition from a regulated market. In the first phase, November 1996 to October 1997, the FCC prescribed flat-rate compensation payable to the PSPs by the interexchange carriers ("IXCs") in the amount of $45.85 per month per payphone. This rate was arrived at by determining that the deregulated local coin rate was a valid market-based surrogate for dial-around calls. The FCC applied a market-based, deregulated coin rate of $0.35 per call to a finding from the record that there was a monthly average of 131 compensable dial-around calls per payphone. This total included both carrier access code calls dialed for the purpose of reaching a long distance company other than the one designated by the PSP as well as 800 "toll free" calls. The monthly, per phone flat-rate compensation of $45.85 was to be assessed only against IXCs with annual toll-call revenues in excess of $100 million and allocated among such IXCs in proportion to their gross long-distance revenues. During the second phase of the transition to deregulation and market-based compensation (initially from October 1997 to October 1998, but subsequently extended in a later order by one year to October 1999), the FCC directed the IXCs to pay the PSPs on a per-call basis for dial-around calls at the assumed deregulated coin rate of $0.35 per call. At the conclusion of the second phase, the FCC set the market-based local coin rate, determined on a payphone-by-payphone basis, as the default per-call compensation rate in the absence of a negotiated agreement between the PSP and the IXC. To facilitate per-call compensation, the FCC required the PSPs to transmit payphone-specific coding digits, which would identify each call as originating from a payphone, and required the LECs to make such coding available to the PSPs as a tariffed item included in the local access line service.

    In July 1997, a federal court (the "Court") responded to an appeal of the 1996 Payphone Order, finding that the FCC erred in (1) setting the default per-call rate at $0.35 without considering the differences in underlying costs between dial-around calls and local coin calls, (2) assessing the flat-rate compensation against only the carriers with annual toll-call revenues in excess of $100 million, and (3) allocating the assessment of the flat-rate compensation based on gross revenues rather than on a factor more directly related to the number of dial-around calls processed by the carrier. The Court also assigned error to other aspects of the 1996 Payphone Order concerning inmate payphones and the accounting treatment of payphones transferred by an RBOC to a separate affiliate.

    In response to the Court's remand, the FCC issued its modified ruling implementing Section 276 (the "1997 Payphone Order") in October of 1997. The FCC determined that distinct and severable costs of $0.066 were attributable to coin calls that did not apply to the costs incurred by the PSPs in providing access for dial-around calls. Accordingly, the FCC adjusted the per call rate during the second phase of interim compensation to $0.284 (which is $0.35 less $0.066). While the FCC tentatively concluded that the $0.284 default rate should be utilized in determining compensation during the first phase and reiterated that PSPs were entitled to compensation for each and every call during the first phase, it deferred a decision on the precise method of allocating the initial interim period (November 1996 through October 1997) flat-rate payment obligation among the IXCs and the number of calls to be used in determining the total amount of the payment obligation.

    On March 9, 1998, the FCC issued a Memorandum Opinion and Order, FCC 98-481, which extended and waived certain requirements concerning the provision by the LECs of payphone-specific coding digits that identify a call as originating from a payphone. Without the transmission of payphone-specific coding digits, some of the IXCs have claimed they are unable to identify a call as a payphone call eligible for dial-around compensation. With the stated purpose of ensuring the continued payment of dial-around compensation, the FCCs Memorandum and Order issued on April 3, 1998 left in place the requirement for payment of per-call compensation for payphones on lines that do not transmit the requisite payphone-specific coding digits but gave the IXCs a choice for computing the amount of compensation for payphones on LEC lines not transmitting the payphone-specific coding digits of either accurately computing per-call compensation from their databases or paying per-phone, flat-rate compensation computed by multiplying the $0.284 per call rate by the nationwide average number of 800 subscriber and access code calls placed from RBOC payphones for corresponding payment periods. Accurate payments made at the flat rate are not subject to subsequent adjustment for actual call counts from the applicable payphone.

    On May 15, 1998, the Court again remanded the per-call compensation rate to the FCC for further explanation without vacating the $0.284 per call rate. The Court opined that the FCC had failed to explain adequately its derivation of the $0.284 default rate. The Court stated that any resulting overpayment would be subject to refund and directed the FCC to conclude its proceedings within a six-month period from the effective date of the Court's decision.

    In response to the Court's second remand, the FCC conducted further proceedings and sought additional comment from interested parties to address the relevant issues posed by the Court. On February 4, 1999, the FCC released the Third Report and Order and Order on Reconsideration of the Second Report and Order (the "1999 Payphone Order"), in which the FCC abandoned its efforts to derive a "market-based" default dial-around compensation rate and instead adopted a "cost-based" rate of $0.24 per dial-around call. Both PSPs and IXCs petitioned the Court for review of the 1999 Payphone Order's determination of the dial-around compensation rate. On June 16, 2000, the Court affirmed the 1999 Payphone Order setting a 24-cent dial-around compensation rate. On all the issues, including those raised by the IXCs and the payphone providers, the Court applied the "arbitrary and capricious" standard of review, and found that the FCC's rulings were lawful and sustainable under that standard. As a result of the Court's June 16, 2000 decision, the 24-cent dial-around compensation rate is likely to remain in place until at least the end of 2001, when the FCC has stated its intention to complete a third-year review of the rate. With respect to the Petition for Reconsideration of the 1999 Payphone Order filed with the FCC by the IPPs, this Petition is still pending and has yet to be ruled on by the FCC. In view of the Court's affirmation of the 1999 Payphone Order, it is unlikely that the FCC will adopt material changes to the key components of the Order pursuant to the pending Reconsideration Petition, although no assurances can be given.

    The new 24-cent rate became effective April 21, 1999, and will serve as the default rate through January 31, 2002. The new rate will also be applied retroactively to the period beginning on October 7, 1997, less a $0.002 amount to account for FLEX ANI payphone tracking costs, for a net compensation of $0.238. The 1999 Payphone Order deferred a final ruling on the interim period (November 7, 1996 to October 6, 1997) treatment to a later, as yet unreleased, order. Upon establishment of the interim period rate, the FCC has further ruled that a true-up may be made for all payments or credits (with applicable interest) due and owing between the IXCs and the PSPs, including USIP, for the payment period commencing on November 7, 1996 through the effective date of the new $0.24 per call rate. It is possible that the final implementation of the 1999 Payphone Order, including resolution of this retroactive adjustment and the outcome of any related administrative or judicial review, could have a material adverse effect on our Company.

LOCAL COIN CALL RATES.

    To ensure "fair compensation" for local coin calls, the FCC previously determined that local coin rates from payphones should be generally deregulated by October 7, 1997, but provided for possible modifications or exemptions from deregulation upon a detailed showing by an individual state that there are market failures within the state that would not allow market-based rates to develop. On July 1, 1997, a federal court issued an order that upheld the FCC's authority to deregulate local coin call rates. In accordance with the FCC's ruling and the court order, certain LECs and IPPs, including our Company, increased rates for local coin calls from $0.25 to $0.35. Given the lack of direction on the part of the FCC on specific requirements for obtaining a state exemption, our inability to predict the responses of individual states or the market, and our inability to provide assurance that deregulation, if and where implemented, will lead to higher local coin call rates, we are unable to predict the ultimate impact on our operations of local coin rate deregulation. We have, however, experienced, and continue to experience, lower coin call volumes on our payphones resulting from increased local coin calling rates, as well as from the growth in wireless communication services, changes in call traffic and the geographic mix of our payphones.

OTHER PROVISIONS OF THE 1996 TELECOM ACT AND FCC RULES

    As a whole, the 1996 Telecom Act and FCC Rules significantly altered the competitive framework of the payphone industry. We believe that implementation of the 1996 Telecom Act has addressed certain historical inequities in the payphone marketplace and has, in part, led to a more equitable and competitive environment for all payphone providers. However, there are numerous uncertainties in the implementation and interpretation of the 1996 Telecom Act that may moderate any long-term positive impact. We have identified the following such uncertainties:

  •
  Various matters pending in several federal courts and raised before the Congress which, while not directly challenging Section 276, relate to the validity and constitutionality of the 1996 Telecom Act, as well as other uncertainties related to the impact, timing and implementation of the 1996 Telecom Act.

  •
  The 1996 Payphone Order required that LEC payphone operations be removed from the regulated rate base on April 15, 1997. The LECs were also required to make the access lines that are provided for their own payphones equally available to IPPs and to ensure that the cost to payphone providers for obtaining local lines and services met the FCC's new services test guidelines, which require that LECs price payphone access lines at the direct cost to the LEC plus a reasonable allocation of overhead. Proceedings are now pending in various stages and formats before the FCC and numerous state regulatory bodies across the nation to resolve these issues.

  •
  In the past, RBOCs were allegedly impaired in their ability to compete with the IPPs because they were not permitted to select the interLATA carrier to serve their payphones. Recent changes to the FCC Rules remove this restriction. Under the existing rules, the RBOCs are now permitted to participate with the Location Owner in selecting the carrier of interLATA services to their payphones, effective upon FCC approval of each RBOC's Comparably Efficient Interconnection plans. Existing contracts between Location Owners and payphone or long-distance providers that were in effect as of February 8, 1996 are grandfathered and will remain in effect according to their terms.

  •
  The 1996 Payphone Order preempts state regulations that may require IPPs to route intraLATA calls to the LEC by containing provisions that allow all payphone providers to select the intraLATA carrier of their choice. Outstanding questions exist with respect to 0+ local and 0- call routing, whose classification will await the outcome of various state regulatory proceedings or initiatives and potential FCC action.

  •
  The 1996 Payphone Order determined that the administration of programs for maintaining public interest payphones should be left to the states within certain guidelines. Various state proceedings have been undertaken in reviewing this issue, and the matter may be readdressed as circumstances change.

BILLED PARTY PREFERENCE AND RATE DISCLOSURE

    On January 29, 1998, the FCC released its Second Report and Order on Reconsideration entitled In the Matter of Billed Party Preference for InterLATA 0+ Calls, Docket No. 92-77. Effective July 1, 1998, all carriers providing operator services were required to give consumers using payphones the option of receiving a rate quote before a call is connected when making a 0+ interstate call.

STATE AND LOCAL REGULATION

    State regulatory authorities have been primarily responsible for regulating the rates, terms and conditions for intrastate payphone services. Regulatory approval to operate payphones in a state typically involves submission of a certification application and an agreement by our Company to comply with applicable rules, regulations and reporting requirements. The states and the District of Columbia have adopted a variety of state-specific regulations that govern rates charged for coin and non-coin calls, as well as a broad range of technical and operational requirements. The 1996 Telecom Act contains provisions that require all states to allow payphone competition on fair terms for both LECs and IPPs. State authorities also in most cases regulate LEC tariffs for interconnection of independent payphones, as well as the LECs' own payphone operations and practices.

    We are also affected by state regulation of operator services. Most states have capped the rates that consumers can be charged for coin toll calls and non-coin local and intrastate toll calls made from payphones. In addition, we must comply with regulations designed to afford consumers notice at the payphone location of the long-distance company or companies servicing the payphone and the ability to access alternate carriers. We believe that we are currently in material compliance with all such regulatory requirements.

    In accordance with requirements under the 1996 Telecom Act, state regulatory authorities are currently reviewing the rates that LECs charge IPPs for local line access and associated services. Local line access charges have been reduced in certain states, and we believes that selected states' continuing review of local line access charges, coupled with competition for local line access service resulting from implementation of the 1996 Telecom Act, may lead to more options available to us for local line access at competitive rates. We cannot provide assurance, however, that such options or local line access rates will become available.

MAJOR CUSTOMERS

    No individual customer accounted for more than 5% of our consolidated revenues in 2000 and 1999.

COMPETITION

    We compete for payphone locations directly with RBOCs, LECs and other IPPs. We also compete, indirectly, with long-distance companies, which can offer Location Owners commissions on long- distance calls made from LEC-owned payphones. Most LEC long-distance companies and some IPPs may have substantially greater financial, marketing and other resources than our company.

    We believe that our principal competition is from providers of wireless communications services for both local and long distance traffic. Certain providers of wireless communication services have introduced rate plans that are competitively priced with certain of the products offered by us and have negatively impacted the usage of payphones throughout the nation.

    We believe that the competitive factors among payphone providers are (1) the commission payments to a Location Owner, (2) the ability to serve accounts with locations in several LATAs or states, (3) the quality of service and the availability of specialized services provided to a Location Owner and payphone users, and (4) responsiveness to customer service needs. We believe that we are currently competitive in each of these areas.

    Additionally, a number of domestic IPPs continue to experience financial difficulties from various competitive and regulatory factors impacting the pay telephone industry generally, which may impair their ability to compete prospectively. While no assurances can be given, we believe that these circumstances create an opportunity for us to obtain new location agreements and reduced site commissions going forward.

    We compete with long-distance carriers that provide dial-around services that can be accessed through our payphones. Certain national long-distance operator service providers and prepaid calling card providers have implemented extensive advertising promotions and distribution schemes which have increased dial-around activity on payphones owned by LECs and IPPs, including our Company, thereby reducing traffic to our primary providers of long-distance service. While we do receive compensation for dial-around calls placed from our payphones, regulatory efforts are underway to improve the collection system and provide us with the ability to collect that portion of dial-around calls that are currently owing.

OUR EMPLOYEES

    We currently have nine full time employees and four independent contractors. We may, from time to time, supplement our regular work force as necessary with temporary and contract personnel. None of our employees are represented by a labor union. We believe we have a good relationship with our employees.

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

    This report (including the foregoing "Description of Business" and the section below entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations") contains forward-looking statements that involve risks and uncertainties. You should exercise extreme caution with respect to all forward looking statements contained in this report. Specifically, the following statements are forward-looking:

  •
  statements regarding our overall strategy for expansion of our company, including without limitation our intended markets and future products;

  •
  statements regarding our research and development efforts;

  •
  statements regarding the plans and objectives of our management for future operations, including, without limitation, plans to explore other non telecommunication business along with the size and nature of the costs we expect to incur and the people and services we may employ;

  •
  statements regarding the future of our company, our competition or regulations that may affect us;

  •
  statements regarding our ability to compete with third parties;

  •
  any statements using the words "anticipate," "believe," "estimate," "expect," "intend," and similar words; and

  •
  any statements other than historical fact.

    We believe that it is important to communicate our future expectations to our shareholders. Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions, including, without limitation, the factors listed in "Risks Associated with Our Business." Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Should any one or more of these or other risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described in this report. There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur.

    Any person or entity may read and copy our reports filed with the Securities and Exchange Commission at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC toll free at 1-800-SEC-0330. The SEC also maintains an Internet site at HTTP://WWW.SEC.GOV where reports, proxies and informational statements on public companies may be viewed by the public. You might also consider visiting our site at HTTP://WWW.US-IP.COM. Our web site is currently being developed.

ITEM 2.  DESCRIPTION OF PROPERTY.

    We lease commercial space at 7325 Oswego Road, Liverpool, N.Y. 13090 and 4204 E. Ewalt Rd., Gibsonia, Pa. 15044.

ITEM 3.  LEGAL PROCEEDINGS.

    Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not Applicable

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    There is no public trading market for our company's stock. There are approximately 281 stockholders. As of today, we have not declared any cash dividends on our common stock. We currently intend to retain our earnings, if any, to finance the expansion of the business and for general corporate purposes and we do not anticipate paying any cash dividends on our common stock for the foreseeable future. Any future dividends will be at the discretion of the board of directors, after taking into account various factors, including among others, operations, current and anticipated cash needs and expansion plans, the income tax laws then in effect, the requirements of Utah law, and any restrictions that may be imposed by our future credit arrangements.

    Since inception, we have issued the following unregistered securities. Five thousand shares of common stock were issued to David Singleton, a resident of the State of Florida, in lieu of a debt owed by the company. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended. Five Hundred Shares of common stock were issued to Paul Abert, a resident of the State of New Jersey, in lieu of a debt owed by the company. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

    The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Our revenue for fiscal year 1999 and 2000 has come from the following three general sources.

1.
Commission Income.

    Commission income includes commissions from operator service telecommunications companies and commissions for toll free calls from all payphones. The commissions for operator services are paid 45 days in arrears. Dial Around compensation is billed quarterly and received three and one half months behind the billed quarter.

2.
Payphone sales, repairs and pre-paid phone cards.

    We derive income from the sale and repair of a payphone. We can negotiate the sale, of a payphone to a site owner when it becomes cost prohibitive to maintain or if a customer offers to buy the phone at a price that is favorable to our company. The new owner or lessee becomes responsible for the maintenance and operational costs of the payphone. We sell pre-paid phone cards at some of our payphone locations. We also derive a profit from any commission split that is negotiated between the parties as a result of a sale or lease of a payphone. Sales and repairs of payphones and the sale of pre-paid phone cards are not subject to the same collection delays as the other types of operating income.

3.
Coin calls.

    Coin calls represent calls paid for by customers who deposit coins into the payphones. Coin call revenue is recorded as the actual amount of coins collected from the payphones. Some coin collections are made on a daily basis and others more often if the particular payphone has significant usage. The coins are counted in house and deposited weekly.

    Weather conditions affect our revenue stream because we operate in the Northeastern part of the country. Revenues drop off significantly during the winter because most of our phones are outdoors. The spring and summer periods show a significant increase in payphone usage. Revenue and income are generally lowest in the first quarter and highest in the third quarter.

Comparison of the Year Ended December 31, 1999 and the year ended December 31, 2000

RESULTS OF OPERATIONS

    Our overall revenue increased for the year ending December 31, 2000 by $267,128 or 26.13% from the year ending December 31, 1999. The following components made up this increase. The 1999 audited financials indicate that commissions were $517,327. However, in 1999 the accounting procedures for the company combined Commissions with Dial Around and Equipment Sales, therefore, for a better understanding of our revenue streams, we are providing a further breakdown of the dollar amount for Commissions, Dial Around, and Equipment Sales for 1999 and 2000. Our Commissions in 1999 were $264,669 and $255,380 in 2000 for a decrease of $9,289. This decrease is due to the fact that the consumer is making more toll free calls and thereby reducing the use of charging operator assisted calls on their major credit cards. In 1999, the Company recognized a commission receivable of $64,611 that became uncollectable in 2000 because the company that owed the commission filed for protection under the Bankruptcy laws. Dial Around for 1999 was $186,258 and $310,136 in 2000 for an increase of $123,878. Coin collections improved from $436,288 in 1999 to $543,900 for an increase of $107,612. These increases in Dial Around and Coin Collections can be attributed to the purchase of new routes from small independent phone companies as well as increased payphone installations in existing areas. Equipment Sales revenue was $66,400 in 1999 and $79,055 in 2000 for an increase of $12,655. This was due to an increase in phone sales in 2000. Phone card sales, service and repair sales and reimbursed fees totaled $68,379 in 1999 compared to $100,651 in 2000 for a total increase of $32,272.

    Our overall cost of sales increased for the year ending December 31, 2000 by $381,569 or 72.6% from the year ending December 31, 1999. Telecommunication costs increased by $301,694, because we provided telephone service to 1,578 payphones in 2000 as compared to 686 payphones in 1999. The increased number of payphones for 2000 was a result of the Cointel and NB Payphones acquisitions. Commissions payable decreased by $18,104 due to a decrease in payphone usage, which is a direct response to the increased use of cellular phones and pre-paid phone cards. Some site owners, approximately 50%, are no longer receiving a commission and in most cases are being invoiced monthly for payphone services. We decreased the contractor fees by $16,762 when we hired two additional full time employees to handle the increased territories. Repairs and Service Supplies costs decreased from $88,247 in 1999 to $17,944 in 2000. The increase of $164,210 in Depreciation is due directly to our payphone acquisitions, related equipment and four vehicles. The Company owns telephone equipment and motor vehicles, which provide a service for a number of years. The term of service is commonly referred to as the "useful life" of the asset. Because an asset such as telephone equipment or a motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of a long-lived asset is reported as an expense during each period of the asset's useful life. Depreciation is the process of allocating the cost of an asset to expense over its useful life in a rational and systematic manner. In 2000, travel, supplies, phone cards and phone costs added to our increase in costs of sales by $94,622 over 1999.

    Operating expenses increased by $330,344 over the prior fiscal year. Some of the factors that contributed to this increase are discussed below. We paid $230,424 for salaries in 20000 compared to $185,512 in 1999 for an increase of $44,912. We increased our staff in 2000, which accounts for the difference. As a result of our increase in salaries, we also had an increase in our payroll taxes from 1999 of $14,804. Insurance costs increased by $28,066 in 2000. Expenses for outside services increased by $15,100 over 1999. Occasionally we may temporarily hire outside technicians if the need arises. Expenses for Utilities also increased by $10,718 from 1999. We leased more vehicles in 2000, which accounts for the increase of $10,067 in vehicle expense. Rent increased by $50,099 when compared to 1999. This increase occurred because we rented space in Pennsylvania and some extra space in New York to accommodate the expansion of our company. Professional fees increased by $6,201 over 1999. These are fees that we pay to various Accountants and Attorneys throughout the year for various tasks. We had office expenses in 2000 of $16,647 for an increase of $6,175 over 1999. These expenses include the cost of office supplies. Expenses for telephone, commissions and other miscellaneous expenses together account for another $79,591 increase over 1999. Another factor involved was the $64,611 bad debt write off from 1999. The overall increase in operating expenses was due to the growth of our company through the purchase of more payphones.

    On February 19, 1999, we entered into an agreement to obtain a revolving line of credit, with our banking institution, with maximum borrowings of $35,000. The agreement has a provision that allows our company to request an additional line of credit, called a responsive line option, not to exceed 25% of the original note amount or $10,000, whichever is less. We must meet certain provisions contained in the agreement in order to be eligible to request activation of the responsive line. The line of credit bears interest at 2% over the prime rate as published each business day in the "Money Rates" column of the Wall Street Journal. The line of credit is secured by a first security interest in all of our assets, including intangibles.

    In September 2000 we renegotiated our revolving line of credit with our banking institution. Our maximum borrowing line of credit was raised to $200,000. All of the same conditions that apply to the $35,000 line of credit apply to the $200,000 line of credit except the responsive line option. In essence, the $35,000 line of credit was replaced with the $200,000 line of credit. As of December 31, 2000, $28,885 was outstanding in our line of credit.

    On April 29, 2000, we entered into another agreement to obtain a revolving line of credit with Lilly Beter Capital Group, Ltd., with a maximum borrowing of $200,000, with interest at 10% per annum on the outstanding balances, of which $70,000 was outstanding on December 31, 2000. We intend to use the remaining monies for our company's continued expansion.

    The increased use of the cellular telephone has substantially impacted the public's use of payphones, and we believe that the trend will continue to increase as the cost for cellular usage declines. However, we have attempted to minimize some of the impact from cellular use by avoiding traditional travel locations where cellular use is high. We expect to increase revenue by advertising. The advertisement will be affixed to each payphone booth.

    We plan to increase our expansion efforts by acquiring additional phones from small independent local exchange companies, placing the upgraded payphones at new sites, and selling more prepaid phone cards. We intend to explore the use of phone-to-phone Internet usage on our payphones as a means of further reducing costs in the future. We will be exploring the use of existing services while we develop our own proprietary software and services for resale to other payphone providers. We intend to develop an infrastructure to support our future expansion, sales and marketing efforts. We also plan to diversify our company by evaluating and considering other areas of business that are outside of the public telecommunications industry.

RISKS ASSOCIATED WITH OUR BUSINESS

    In addition to the other information in this report, the following risks should be considered carefully in evaluating our business and prospects:

WE MAY NOT SUCCEED OR BECOME PROFITABLE.

    We will need to generate significant revenues to achieve profitability and we may be unable to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability in the future. We expect that our expenses will continue to increase and there is no guarantee that we will not experience operating losses and negative cash flow from operations for this fiscal year or for the foreseeable future. If we do not achieve or sustain profitability, then we may be unable to continue our operations.

WE WILL NEED ADDITIONAL CAPITAL FINANCING IN THE FUTURE.

    We may be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, accelerate product development and deployment, respond to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities. We cannot be certain we will be able to find such additional financing on reasonable terms, or at all. If we are unable to obtain additional financing when needed, we could be required to modify our business plan in accordance with the extent of available financing. We also may not be able to accelerate the development and deployment of our products, respond to competitive pressures, develop or enhance our products or take advantage of unanticipated acquisition opportunities.

IF WE ARE UNABLE TO COMPETE SUCCESSFULLY IN THIS HIGHLY COMPETITIVE MARKET, OUR BUSINESS WILL FAIL.

    The market for payphones is worldwide and highly competitive and we expect competition to intensify in the future. There are few substantial barriers to entry, and additional competition from existing competitors and new market entrants will likely occur in the future. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. In addition, our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources. As a result, they may be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily or develop and expand their product and service offerings more quickly. In addition, our competitors may bundle products that compete with ours. If these companies were to use their greater financial, technical and marketing resources in our target markets, it could adversely affect our business.

WE MAY FAIL TO ENGAGE IN STRATEGIC ACQUISITIONS, WHICH COULD LIMIT OUR FUTURE GROWTH.

    One of our strategies for growth is to engage in selective strategic acquisitions of key products, technologies or companies. Our ability to conduct such acquisitions is limited by our ability to identify potential acquisition candidates, obtain necessary financing and consummate the acquisitions. In the event we are unable to identify and take advantage of these opportunities, we may experience difficulties in growing our business. In addition, pursuing acquisition opportunities could divert our management's attention from our ongoing business operations and result in decreased operating performance.

IF WE ENGAGE IN ACQUISITIONS, WE MAY EXPERIENCE SIGNIFICANT COSTS AND DIFFICULTY ASSIMILATING THE OPERATIONS OR PERSONNEL OF THE ACQUIRED COMPANIES, WHICH COULD THREATEN OUR FUTURE GROWTH.

    If we make any acquisitions, we could have difficulty assimilating the operations, technologies and products acquired or integrating or retaining personnel of acquired companies. In addition, acquisitions may involve entering markets in which we have no or limited direct prior experience. The occurrence of any one or more of these factors could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition, pursuing acquisition opportunities could divert our management's attention from our ongoing business operations and result in decreased operating performance. Moreover, our profitability may suffer because of acquisition-related costs or amortization of acquired goodwill and other intangible assets. Furthermore, we may have to incur debt or issue equity securities in future acquisitions. The issuance of equity securities would dilute our existing stockholders.

IF WE DO NOT INCREASE OUR BRAND AND NAME RECOGNITION, OUR ABILITY TO SELL OUR PRODUCTS WILL BE REDUCED AND OUR BUSINESS AND OPERATING RESULTS WILL SUFFER.

    Most of our target customers are small- and medium-sized businesses. We believe that establishing and maintaining recognition is critical for attracting and expanding this targeted customer base because we believe these targeted customers generally prefer to do business with established companies. We also believe that the importance to us of name recognition and reputation will increase as competition in our market increases. Promotion and enhancement of our products will depend on the effectiveness of our marketing and advertising efforts and on our ability to continue providing high-quality products and services. We may not be successful in either regard. If we are not successful, our ability to generate revenue will be limited.

IF WE CANNOT ATTRACT, RETAIN, MOTIVATE AND INTEGRATE ADDITIONAL SKILLED PERSONNEL, OUR ABILITY TO COMPETE WILL BE IMPAIRED.

    Many of our current and potential competitors have more employees than we do. Our success depends in large part on our ability to attract, retain and motivate highly qualified management and technical personnel. We face intense competition for qualified personnel. The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel. If we are unable to continue to employ our key personnel or to attract and retain qualified personnel in the future, our ability to successfully execute our business plan will be jeopardized and our growth will be inhibited.

OUR FAILURE TO MANAGE PLANNED GROWTH COULD ADVERSELY AFFECT OUR ABILITY TO INCREASE REVENUES AND BECOME PROFITABLE.

    If we do not effectively manage our planned growth, our ability to significantly increase revenues and become profitable will be limited. We need to rapidly and significantly expand our operations. Our growth has strained and will continue to strain our management, financial controls, operations systems, personnel and other resources. If we do not manage our planned future growth effectively, our efforts to increase our customer base and product and service offerings may not be successful. In addition, our planned rapid growth could adversely affect our ability to provide services and technical support in a timely manner and in accordance with customer expectations. To manage growth of our operations, we must:

  •
  improve existing operational, financial and management information controls, reporting systems and procedures;

  •
  hire, train and manage additional qualified personnel; and

  •
  effectively manage multiple relationships with our customers, vendors and other third parties.

    We may not be able to install management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS OR MAY BE SUED BY THIRD PARTIES FOR INFRINGEMENT OF THEIR PROPRIETARY RIGHTS.

    The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of trade secret, copyright or patent infringement. We may inadvertently infringe a patent of which we are unaware. In addition, because patent applications can take many years to issue, there may be a patent application now pending of which we are unaware that will cause us to be infringing when it is issued in the future. Although we are not currently involved in any intellectual property litigation, we may be a party to litigation in the future to protect our intellectual property or as a result of our alleged infringement of another's intellectual property, forcing us to do one or more of the following:

  •
  Cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

  •
  Obtain from the holder of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms; or

  •
  Redesign those products or services that incorporate such technology.

    A successful claim of infringement against us, and our failure to license the same or similar technology, could adversely effect our business, asset value or stock value. Infringement claims, with or without merit, would be expensive to litigate or settle, and would divert management resources.

    Our employees may be bound by confidentiality and other nondisclosure agreements regarding the trade secrets of their former employers. As a result, our employees or we could be subject to allegations of trade secret violations and other similar violations if claims are made that they breached these agreements.

WE WILL DEPEND ON OUTSIDE MANUFACTURING SOURCES AND SUPPLIERS.

    We may contract with third party manufacturers to produce our products and we will depend on third party suppliers to obtain the raw materials necessary for the production of our products. We do not know what type of contracts we will have with such third party manufacturers and suppliers. In the event we outsource the manufacture of our products, we will have limited control over the actual production process. Moreover, difficulties encountered by any one of our third party manufacturers, which result in product defects, delayed or reduced product shipments, cost overruns or our inability to fill orders on a timely basis, could have an adverse impact on our business. Even a short-term disruption in our relationship with third party manufacturers or suppliers could have a material adverse effect on our operations. We do not intend to maintain an inventory of sufficient size to protect ourselves for any significant period of time against supply interruptions, particularly if we are required to obtain alternative sources of supply.

ITEM 7. FINANCIAL STATEMENTS

USIP.COM, INC.

CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS'S REPORT

To the Board of Directors
USIP.Com, Inc.
Liverpool, New York

    We have audited the accompanying consolidated balance sheets of USIP.Com, Inc. and Subsidiaries as of December 31, 2000, and the related consolidated statements of income and retained earnings, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of USIP.Com, Inc. and Subsidiaries at December 31, 2000 and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

/s/ CE Forse
CE Forse
Saint Paul, Minnesota
April 1, 2001

USIP.COM, INC
CONSOLIDATED BALANCE SHEET
December 31, 2000

ASSETS
CURRENT ASSETS
Cash		$117,619
Commissions and Sales Receivable, Net		166,033
Inventory		36,250

	TOTAL CURRENT ASSETS	319,902

FIXED ASSETS
Telephone and Office Equipment		1,846,572
Vehicle		74,542

		1,921,114
Less: Accumulated Depreciation		(310,711)

Net Fixed Assets		1,610,403

	TOTAL ASSETS	$1,930,305

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable		$203,809
Line of Credit		98,886
Accrued Payroll and Payroll Taxes		5,345
Accrued State Gross Receipts Taxes		20,642
Other Accrued Expenses		1,508
Current Portion of Long-Term Debt		13,990

	TOTAL CURRENT LIABILITIES	344,180

Long-Term Liabilities
Notes Payable		53,228
Less Current Portion		13,990

	TOTAL LONG-TERM LIABILITIES	39,238

TOTAL LIABILITIES		383,418

STOCKHOLDERS' EQUITY
Common Stock, $.01 par value 25,000,000 Shares authorized, 17,619,378 shares issued and outstanding		176,194
Additional Paid In Capital		1,382,358
Retained Earnings		(11,665)

TOTAL STOCKHOLDERS' EQUITY		1,546,887

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$1,930,305

See Accountant's Report and Notes To Financial Statement

USIP.COM, INC.
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
For the Years Ended December 31,

		2000	1999
SALES
Commissions		$255,380	$517,327
Coin Collections		543,900	436,288
Dial Around		310,136	—
Equipment Sales		79,055	—
Phone Card Sales		24,415	68,379
Service and Repair Sales		70,436	—
Reimbursed Fees		5,800	—

Total Sales		1,289,122	1,021,994

COST OF SALES
Telecommunications Costs		535,862	234,168
Commissions		38,521	56,625
Contractor Fees		36,197	52,959
Repairs and Service Supplies		17,944	88,247
Depreciation		214,769	50,559
Phone Cards and Phone Costs		48,720	—
Travel		7,008
Supplies		8,133	43,027

Total Cost of Sales		907,154	525,585

	GROSS PROFIT	381,968	496,409

OPERATING EXPENSES
Salaries and Wages		230,424	185,512
Payroll Taxes		32,345	17,541
Insurance		52,009	23,943
Telephone		84,211	—
Outside Services		19,070	3,970
Bad Debt		64,611	—
Utilities		11,848	1,130
Vehicle Expenses		22,116	12,049
Rent		65,150	15,051
Professional Fees		21,426	15,225
Commissions		19,918	—
Miscellaneous		7,239	31,777
Office Expense		16,647	10,472

Total Operating Expenses		647,014	316,670

	OPERATING INCOME (LOSS)	(265,046)	179,739

OTHER INCOME (EXPENSE)
Interest Income		1,936	—
Prov For State Tax		(11,000)	(11,671)
Interest Expense		(9,755)	(1,350)

Total Other Income		(18,819)	(13,021)

	NET INCOME (LOSS)	(283,865)	166,718
RETAINED EARNINGS—BEGINNING		272,200	258,808
DISTRIBUTIONS			(153,326)

RETAINED EARNINGS—ENDING		$(11,665)	$272,200

Weighted Common Shares Outstanding		17,619,378	100
Net Loss per Common Share		$—	$2,720

See Accountant's Report and Notes To Financial Statement

USIP.COM, INC

CHANGES IN STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2000 and 1999

	Common Stock
			Additional Paid-in Capital	Retained Earnings	Total Stockholder's Equity
	Shares	Amount
Balance as of January 1, 1999	1,595,500	$15,955	$57,334	$258,808	$332,097
Net Income 1999	—	—	—	166,718	166,718
Distributions—1999	—	—	—	(153,326)	(153,326)

Balance as of December 31, 1999	1,595,500	$15,955	$57,334	$272,200	$345,489

Balance as of January 1, 2000	1,595,500	15,955	57,334	272,200	$345,489
Issuance of common stock to Datone, Inc shareholders	7,268,388	72,684	1,032,411		1,105,095
Issuance of common stock to acquire NB Payphones & Cointel, Inc	8,750,000	87,500	287,168		374,668
Issuance of common stock	5,500	55	5,445		5,500
Net Loss—2000				(283,865)	(283,865)

Balance as of December 31, 2000	17,619,388	$176,194	$1,382,358	$(11,665)	$1,546,887

See Accountant's Report and Notes To Financial Statement

USIP.COM, INC

CONSOLIDATED STATEMENT OF CASH FLOWS

Years Ended December 31,

	2000	1999
Cash Flows From Operating Activities:
Net (Loss)	$(283,865)	$166,718
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Depreciation Expense	214,769	50,559
(Increase) Decrease in Commission Receivables	28,167	(45,793)
(Increase) in Inventory	(14,816)	(21,434)
(Increase) Decrease in Prepaid Insurance	9,889	(9,889)
Increase in Accounts Payable	72,402	56,612
Increase (Decrease) in Accrued Expenses	(7,155)	11,858
(Decrease) Miscellaneous Expenses	—	16,225
Increase in Gross Receipts Tax	7,985	7,224

Net cash (used) by operating activities	27,376	232,080

Cash Flows From Investing Activities:
Capital Expenditures	—	(106,207)
Purchase of Telephone Equipment	(68,814)

Net cash provided by investing activities	(68,814)	(106,207)

Cash Flows From Financing Activities:
Proceeds received from Line of Credit	70,000	32,601
Proceeds from issuance of Notes Payable	80,945	—
Payments on Notes Payable	(6,801)	(6,716)
Stockholder Distributions	(153,326)
Proceeds from issuance of stock	5,500	—

Net cash (used) by financing activities	149,644	(127,441)

Net Increase in cash	108,206	(1,568)
Cash—Beginning of Period	9,413	10,981

Cash—End of Period	$117,619	$9,413

Supplemental Disclosures of Cash Flow Information:
Cash Paid During Period The Period For:
Interest	$9,755	$1,251
Income Taxes	$—	$4,447

See Accountant's Report and Notes To Financial Statement

USIP.COM, INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

December 31, 2000

NOTE 1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

    USIP.COM, INC. (The Company) is a small business issuer and organized under the laws of the State of Utah. The Company was formed on April 6, 1978 as Derby Farms, Inc. and its stated purpose was to engage in horse racing in the State of Utah.

    On January 19, 1982, the name of the Company was changed to Commerce Oil of Kentucky, Inc. The Company commenced doing business in the State of Tennessee with offices for the transaction of business in the City of Nashville.

    On December 31, 1983, the Company was suspended by the State of Utah for failure to file corporate reports. On December 31, 1984, the State of Utah issued a Certificate of involuntary Dissolution for failure to file an annual report.

    The Company operated a pipeline in the State of Tennessee and subsequently did not operate as a Utah corporation. The Company and a related company filed for protection under the Bankruptcy laws as Commerce Oil Company in the U.S. Bankruptcy Court for the Middle District of Tennessee. A final decree was issued by the Court on September 1, 1992.

    On January 31, 2000, the name of the Company was changed to USIP.Com, Inc. Its principal offices were relocated to Liverpool, New York.

    On January 31, 2000, the Company was authorized to and did acquire all the shares of Datone Communications, Inc. by issuing 7,268,388 shares of the Company's common stock.

    USIP.COM, Inc. is currently a provider of both privately owned and company owned payphones (COCOT'S) and stations in New York State and Pennsylvania. The Company receives revenues from the collection of the payphone coinage, a portion of the operator service usage from each payphone and a percentage of long distance calls placed from each payphone from the telecommunications service providers. In addition, the Company also receives revenues from the service and repair of privately owned payphones, sales of payphone units and the sales of prepaid phone cards.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MANAGEMENT ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONSOLIDATION POLICES

    On January 31, 2000, the Company issued 7,268,388 shares of its common stock, in exchange for all the issued and outstanding stock of Datone Communications, Inc. The combination will be accounted for by the pooling of interests method. All intercompany transactions have been eliminated in the preparation of the Financial Statements.

    On April 29, 2000, the Company issued 8,750,000 shares in exchange for all the issued and outstanding shares of NB Payphones, Ltd., and Cointel Leasing, Inc. The combination will be accounted for by the pooling of interests method of accounting for consolidations. All intercompany transactions have been eliminated in the preparation of the Financial Statements.

CONCENTRATIONS OF CREDIT RISK

    The Company's payphones are located primarily in New York State and parts of Pennsylvania and usage of those phones may be affected by economic conditions in those areas. However, the use of payphones has demonstrated an immunity to economic fluctuations.

    The Company maintains cash balances with a financial institution insured by the Federal Deposit Insurance Corporation up to $100,000. There are no uninsured balances at December 31, 2000.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents for purposes of classification in the balance sheets and statement of cash flows. Cash and Cash equivalents consists of cash in bank (checking) accounts.

FIXED ASSETS AND DEPRECIATION

    Fixed Assets are stated at cost. Depreciation is calculated on a straight-line basis over the useful lives of the related assets, which range from five to seven years. For income tax purposes, the modified accelerated cost recovery method is used.

INCOME TAXES

    Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred income taxes are recognized using the asset and liability method by applying income tax rates to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for income tax rate changes.

NET (LOSS) PER COMMON SHARE

    Net loss per common share has been calculated by taking the net loss for the current period and dividing by the weighted average shares outstanding at the end of the period.

REVENUE RECOGNITION

    The Company derives its primary revenue from the sources described below, which includes dial around revenues, coin collections, and commissions. Other revenues generated by the company include, phone card sales, telephone equipment repairs and sales.

    Dial around revenues are generated from calls to gain access to a different long distance carrier that is already programmed into the phone. Revenues from dial around calls are recorded based upon estimates.

    Coin collection revenues are generated when callers deposit coins into the phones to make calls. Coin revenues are recorded in an amount equal to the coins collected.

    Commission revenues are generated when a call is handled by a long distance carrier. Revenues are recorded equal to the commission received from the long distance carrier.

NOTE 2.  INVENTORY

    Inventory is valued at the lower of cost, determined on the first-in, first-out basis (FIFO), or market value. At March 31, 2000, inventory consists of the following:

Calling Cards	$13,750
Parts and accessories	22,500

$36,250

NOTE 3.  COMMISSIONS AND SALES RECEIVABLE

    Commissions and Sales Receivable consists of the following at December 31, 2000:

Commissions Receivable	$228,604
Sales Receivable	2,040

230,644
Less: Allowance for Doubtful Accounts	(64,611)

Commissions and Sales Receivable, Net	166,033

NOTE 4.  LINE OF CREDIT

    On February 19, 1999, the Company entered into an agreement to obtain a revolving line of credit, with its banking institution, with maximum borrowings of $35,000. The agreement has a provision that allows the Company to request an additional line of credit, called a responsive line option, not to exceed 25% of the original note amount or $10,000, whichever is less. The Company must meet certain provisions contained in the agreement in order to be eligible to request activation of the responsive line. The line of credit bears interest at 2% over the prime rate as published each business day in the "Money Rates" column of the Wall Street Journal. The line of credit is secured by a first security interest in all the Company's assets, including intangibles.

    In September 2000, the Company renegotiated their revolving line of credit with its banking institution. Their maximum borrowing line of credit was raised to $200,000. All of the same conditions that applied to the $35,000 line of credit apply to the $200,000 line of credit except the responsive line option. In essence the $35,000 line of credit was replaced with the $200,000 line of credit. As of December 31, 2000, $29,000 was outstanding on the line of credit.

    On April 29, 2000, the Company entered into another agreement to obtain a revolving line of credit, with Lilly Beter Capital Group, Ltd., with up to a maximum borrowings of $200,000, with interest at 10% per annum on the outstanding balances, of which $70,000 was outstanding on December 31, 2000.

NOTE 5.  LONG-TERM DEBT

    Long-term debt as of December 31, 2000 is as follows:

Note payable, Vehicle, Monthly payments of $261 with interest at 12.4%	$9,501
Note payable, Vehicle, Monthly payments of $226 with interest at 12.4%	8,240
Note payable, Vehicle, Monthly payments of $302 with interest at 12.9%	11,302
Note payable, Vehicle, Monthly payments of $272 with interest at 9.25%	19,327
Lease on Atm Machine	4,858

53,228

    Aggregate annual maturities required on long-term debt at December 31, 2000 are as follows:

2001	13,990
2002	10,291
2003	11,696
2004	12,585
2005	4,666

53,228

NOTE 6.  OPERATING LEASES

    The Company is the lessee of one vehicle, office equipment and its corporate offices, which are accounted for as non-cancelable operating leases. The leases have terms of thirty (30) to thirty-six (36) months, expiring at various months through October 2002. Future minimum lease payments, in the aggregate, through maturities are as follows:

Years Ending December 31,
2001	$53,821
2002	53,088

$106,909

NOTE 7.  MAJOR DIAL AROUND COMPENSATION PROVIDERS (COMMISSIONS)

    The Company received approximately 95% of total dial around and zero-plus compensation (commissions) from two providers.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    NONE

PART III

ITEM 9.  DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Name	Age	Position with Company	Year First Became a Director
Craig H. Burton	39	President	January 31, 2000 One-year term
Joseph J. Passalaqua	27	Secretary/Treasurer	January 31, 2000 One-year term
Lilly O. Beter	66	Director	January 31, 2000 One-year term
Carl E Worboys	56	Director	January 31, 2000 One-year term

    Craig H. Burton attended the University of South Carolina-Coastal and was a duly licensed real estate agent in the State of New York. He began working in marketing for a long distance carrier in 1996 and then moved to Datone as Director of Marketing for payphones and prepaid cards. In October 1999, he was elected President of Datone.

    Joseph J. Passalaqua has served as a technical support employee for Datone Communications, Inc., a payphone company. He was elected an officer and director of Datone in 1999. He has been employed by several other payphone companies in the Central New York area.

    Lilly O. Beter is the former President of Lilly Beter Capital Group, Ltd. The firm was founded over 30 years ago when she had been associated with her husband, Dr. Peter David Beter, in his law practice until his death in 1987. Dr. Beter had been General Counsel for the Export-Import Bank of Washington, co-founder of a mining exploration company in Zaire, and represented international financial interests in Europe, South America, and the Middle East. Ms. Beter provided government representation to their clients.

    Ms. Beter, having lived extensively abroad, is now active in overseas investment management. She currently sits on the board of directors of numerous companies including New Visual Entertainment, Inc., a public company.

    Carl E. Worboys is a practicing attorney in the State of New York. He formed Datone Communications in 1997 and acted as legal counsel since the formation. For five years he was in charge of regulatory affairs for American Telecommunications Enterprises, Inc., a long distance carrier. During Mr. Worboy's association with American Telecommunications Enterprises, Inc., the company filed for protection under Chapter Eleven of the United States Bankruptcy Code.

BOARD OF DIRECTORS; ELECTION OF OFFICERS

    All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Any vacancy occurring in the Board of Directors may be filled by the shareholders, the Board of Directors, or if the Directors remaining in office constitute fewer than a quorum of the Board of Directors, they may fill the vacancy by the affirmative vote of a majority of the Directors remaining in office. A director elected to fill a vacancy is elected for the unexpired term of his predecessor in office. Any directorship filled by reason of an increase in the number of directors shall expire at the next shareholders' meeting in which directors are elected, unless the vacancy is filled by the shareholders, in which case the term shall expire on the later of (i) the next meeting of the shareholders or (ii) the term designated for the director at the time of creation of the position being filled. There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as a director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by us with respect to fiscal year 2000, or written representations from certain reporting persons, we believe the following persons filed late Form 3's for fiscal year 2000: Epic Events Trust, Riviera Bay Holding Trust, International Caribbean Trusts, Ltd., Lilly O. Beter, Craig H. Burton, Carl E. Worboys and Joseph J. Passalaqua respectively.

ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	FISCAL YEAR PAID	SALARY	BONUS	OTHER COMPENSATION
Craig H. Burton, President	2000	$37,682	0	0
Joseph J, Passalaqua, Secretary/Treasurer	2000	$21,280	0	0

    There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or any subsidiary, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company. However, we do have health insurance for our employees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth information, as of December 29, 2000, concerning all persons known by us to own beneficially more than 5% of our common stock and concerning shares beneficially owned by each director and executive officer and by all directors and executive officers as a group. Unless expressly indicated otherwise, each stockholder exercises sole voting and investment power with respect to the shares beneficially owned. The address for each of our executive officers and directors is 7325 Oswego Rd., Liverpool, N.Y., 13090.

	SHARES BENEFICIALLY OWNED(1)
PERSON OR GROUP	NUMBER	PERCENT(2)
NAMED EXECUTIVE OFFICERS AND DIRECTORS:
Craig H. Burton	150,000	*
Joseph J. Passalaqua	200,000	*
Lilly O. Beter	0	*
Carl E. Worboys	200,000	*
All directors and executive officers as a group (4 persons)	550,000	*

BENEFICIAL OWNERS OF 5% OR MORE OF OUR OUTSTANDING COMMON STOCK

NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER	PERCENT (2)
Epic Events Trust	6,086,111	34.5%
Gibraltar
Riviera Bay Holding Trust	6,798,161	38.6%
Gibraltar
International Caribbean Trusts, Ltd.	1,601,839	9.1%
Gibraltar

*
Represents less than one percent.

(1)
Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days.

(2)
Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment power within 60 days. The number of shares shown includes outstanding shares of Common Stock owned as of December 31, 2000 by the person indicated. Our total issued and outstanding stock as of December 31, 2000 was 17,619,388 shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Not Applicable.

PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)
Exhibits

EXHIBIT NO.	DESCRIPTION
3	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Form 10-SB) filed on July 28, 2000(the "2000 10SB").
3.1	Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Form 10-SB) filed on July 28, 2000(the "2000 10-SB").
3.2	Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Company's Form 10-SB) filed on July 28, 2000(the "2000 10SB").
3.3	Bylaws (incorporated by reference to Exhibit 4 of the 2000 10-SB).
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 5 of the 2000 10SB).
10.1
Credit Agreement dated April 29, 2000 between USIP.Com, Inc., and Lilly Beter Capital Group, Ltd., (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2000(the "June 2000 10-QSB").
10.2
Phone purchase Agreement from Taconic, dated June 1, 2000 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2000 (the "June 2000 10-QSB").
21.1	Subsidiaries of the Registrant. (1)

(1)
Filed herewith.

(b)
Reports on Form 8K

    No reports on Form 8-K were filed in the fourth quarter of 2000.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 10, 2000	USIP.COM, INC.
	By:	/s/ CRAIG H. BURTON Craig H. Burton President

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ CRAIG H. BURTON Craig H. Burton	President	April 10, 2001
/s/ JOSEPH J. PASSALAQUA Joseph J. Passalaqua	Secretary/Treasurer	April 10, 2001
/s/ LILLY O. BETER Lilly O. Beter	Director	April 10, 2001
/s/ CARL E. WORBOYS Carl E. Worboys	Director	April 10, 2001