Form 10QSB
period 2001-03-31
USIP COM INC
filed 2001-05-21
CIK 1119721

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   (MARK ONE)

      [X] QUARTERLY REPORT PURUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE TRASITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER: 0-31193

                                 USIP.COM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         Utah                                      16-1583162
         ----                                      ----------
      (STATE OR OTHER JURISDICTION              (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

                      7325 OSWEGO ROAD, LIVERPOOL, NY 13090

               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                  REGISTRANT'S TELEPHONE NUMBER: (315) 451-7515

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 11, 2001, there were 17,619,388 shares of Registrant's Common Stock outstanding.

                         USIP.COM, INC. AND SUBSIDIARIES
                                   FORM 10-QSB

                                TABLE OF CONTENTS


         PART I   FINANCIAL INFORMATION


         ITEM 1

         Financial Statements:

         Consolidated Balance Sheet                                          4

         Consolidated Statement of Operations                                5

         Consolidated Statement of Cash Flows                                6

         Notes to Consolidated Financial Statements                          7

         ITEM 2

         Managements Discussion and Analysis of Financial Condition          10
         and Results of Operation.

         ITEM 3

         Quantitative and Qualitative Disclosure About Market Risk           13

         PART II  OTHER INFORMATION

         ITEM 1

         Legal Proceedings                                                   14

         ITEM 6

         Exhibits and Reports on form 8-K                                    14

         SIGNATURES                                                          15

PART I   FINANCIAL INFORMATION
ITEM 1  FINANCIAL STATEMENTS

                         USIP.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     March 31       December 31
                                                                       2001            2000
                                                                       ----            -----
                                                                    Unaudited         Audited
ASSETS

CURRENT ASSETS:
Cash                                                          $        39,119          117,619
Commission Receivable                                                 163,702          166,033
Inventory                                                              35,620           36,250
Prepaid Insurance                                                      11,084                -
                                                              --------------------------------
                  TOTAL CURRENT ASSETS                                249,525          319,902

FIXED ASSETS:
Telephone and Office Equipment                                      1,896,525        1,846,572
Vehicles                                                               74,542           74,542
                                                              --------------------------------
Less: Accumulated Depreciation                                       (332,356)        (310,711)
         Net Fixed Assets                                     $     1,638,711        1,610,403

                  TOTAL ASSETS                                $     1,888,236        1,930,305
                                                              ================================
LIABILITIES & STOCKHOLDER'S EQUITY

CURRENT LIABILITES
Accounts Payable                                              $       231,148          203,809
Line of Credit                                                        118,886           98,886
Accrued Payroll & Payroll Taxes                                        14,910            5,545
Accrued State Gross Receipts Taxes                                     14,551           20,642
Other Accrued Expenses                                                  5,250            1,508
Current Portion of Long-Term Debt                                       4,850           13,990
                                                              --------------------------------
                  TOTAL CURRENT LIABILITIES                   $       389,595          344,180

LONG-TERM LIABILITIES
Long-Term Debt, Less Current Portion                                   44,999           39,238
                                                              --------------------------------
                  TOTAL LIABILITIES                           $       434,594          383,418

STOCKHOLDERS'S EQUITY
Common Stock, $.01 par value  25,000,000                      $       176,194          176,194
  Shares authorized, 17,619,388 shares
  issued and outstanding
Addition Paid In Capital                                            1,378,673        1,382,358
Retained Earnings                                                    (101,225)         (11,665)
                                                              --------------------------------
                  TOTAL STOCKHOLDERS' EQUITY                  $     1,453,642        1,546,887

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                      $     1,888,236        1,930,305
                                                              ================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these unaudited financial statements

                         USIP.COM, INC. AND SUDSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      Three Months Ended
                                                                            March 31,
                                                                  2001                 2000
                                                                  ----                 ----
                                                                Unaudited             Audited
Commissions                                                   $      49,031             38,510
Coin Collections                                                    118,588             94,600
Dial Around                                                          75,244             58,000
Phone Card Sales                                                     24,996             21,965
Equipment Sales                                                      10,477             13,210
Service & Repair Sales                                               18,633              1,415
                                                              ---------------------------------
         TOTAL SALES                                          $     296,969            227,700

Telecommunication Costs                                       $     189,309             44,007
Commissions                                                           9,062             23,757
Repairs and Service Supplies                                          1,583              7,064
Other Direct Expenses - Travel                                        7,400              9,956
Depreciation                                                         26,361             13,315
Contractor Fees                                                      21,653             13,773
Bad Debt Expense                                                       -                64,611
                                                              ---------------------------------
         TOTAL COST OF SALES                                  $     255,368            176,483
                                                              ---------------------------------
                  GROSS PROFT                                 $      41,601             51,217

Officers' Salaries                                            $      14,760             14,649
Salaries & Wages                                                     49,286             32,542
Payroll Taxes                                                         7,442              5,525
Insurance                                                            14,856             15,454
Office Supplies                                                       9,534              2,156
Telephones                                                            8,445               -
Utilities                                                             4,015              1,031
Vehicle Expenses                                                      5,835              6,876
Rent                                                                 18,330             15,179
Professional Fees                                                     5,000                136
Outside Services                                                       -                 2,025
                                                              ---------------------------------
         TOTAL OPERATING EXPENSES                             $     137,503             95,573
                                                              ---------------------------------
         OPERATING INCOME(LOSS)                               $     (95,902)           (44,356)

Other Income(Expense)                                         $      (2,102)              (786)
NY State Gross  Receipt Tax                                            (425)              -
Other/Interest                                                          202              3,561
                                                              ---------------------------------
         TOTAL OTHER INCOME                                   $      (2,325)             2,775
                                                              ---------------------------------
                  NET INCOME (LOSS)                           $     (98,227)           (41,581)
                                                              =================================
Weighted Common Shares Outstanding                               17,619,388          8,863,888
Net Loss per Common Share                                     $        -                  -
                                                              =================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these unaudited financial statements

                         USIP.COM, INC. AND SUDSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        Three Months Ended
                                                                            March 31,
                                                                   2001                2000
                                                                   ----                ----
                                                                Unaudited             Audited

Cash Flows From Operating Activities:
  Net (Loss)                                                  $     (98,227)           (41,581)
  Adjustments to reconcile net (loss) to net
    Cash provided (used) by operating activities:
    Depreciation                                                     26,361             13,315
    Bad Debt Expense                                                   -                64,611
    (Increase) Decrease in Commissions & Sales Receivables            1,935            (26,696)
    (Increase) in Inventory                                            -               (43,629)
    (Increase) Decrease in Prepaid Insurance                        (11,962)             5,233
    Decrease in Due From Related Parties                               -                 3,775
    Increase Accounts Payable                                        27,734             19,218
    Increase (Decrease) in Accrued Expenses & Wages                  13,706             (6,915)
    (Decrease) in Accrued State Gross Receipts Taxes                   -                (4,200)
                                                              ---------------------------------
         Net Cash (used) by Operating Activities              $     (40,453)           (16,869)
                                                              ---------------------------------
Cash Flows From Investing Activities:
    Acquisitions of Equipment                                 $     (54,668)              -
    Stockholder Capital Contribution                                            -       10,000
                                                              ---------------------------------
         Net Cash Provided by Investing Activities            $     (54,668)            10,000
                                                              ---------------------------------
Cash Flows From Financing Activities:
    Proceeds Received from Line of Credit                     $      20,000               -
    Principal Payments on Long-term Debt                             (3,379)              -
    Repayment on Line of Credit Borrowings                             -                   (50)
                                                              ---------------------------------
        Net Cash (used) by Financing Activities               $      16,621)               (50)
                                                              ---------------------------------

Net Increase in Cash                                          $     (78,500)            (6,919)

Cash - Beginning of Period                                          117,619              9,413
                                                              ---------------------------------
Cash - End of Period                                          $      39,119              2,494
                                                              =================================
Supplemental Disclosures of Cash Flow Information
   Cash Paid During Period For:                               $       2,102                480
      Interest                                                $         425              4,200
      Income Tax


The accompanying Notes to Consolidated Financial Statements are an integral part of these unaudited financial statements

                         USIP.COM, INC AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1. GENERAL


ORGANIZATION

USIP.COM, Inc., (the "Company" or "USIP" or "We"), was in incorporated under the laws of the State of Utah on April 6, 1978 as Derby Farms, Inc. On January 19, 1982, the Articles of Incorporation were amended and the name of the company was changed to Commerce Oil of Kentucky, Inc. ("Commerce Oil"). On December 31, 1983 Commerce Oil's Certificate of Incorporation was suspended for failure to file an annual report. On December 20, 1984 Commerce Oil filed a petition for relief under Chapter Eleven of the United States Bankruptcy Code. The case was filed in the United States Bankruptcy Court, Middle District of Tennessee. The case was converted to Chapter Seven on July 1, 1986. On September 1, 1992 the court signed a Final Decree, and the case was closed. The company's Certificate of Incorporation was reinstated on June 18, 1992 by the Utah Department of Commerce, Division of Corporation. On January 31, 2000, Datone Communications, Inc. ("Datone"), a New York corporation and independent payphone provider ("IPP") merged into Commerce Oil. All of Datone shares were retired. Datone shareholders received 7,268,388 restricted shares of common stock for its stock. On February 4, 2000 the Article of Incorporation were amended and the name of the company was changed to USIP.Com, Inc.

On April 29, 2000 we purchased all shares of NB Payphones, Ltd. ("NB"), the owner of 466 payphones in Pennsylvania and Cointel Leasing, Inc., ("Cointel"), the owner of 45 payphones in Syracuse, New York. On August 30, 2000, we incorporated Datone, Inc., as a Delaware corporation. Datone is a wholly owned subsidiary.

On February 1, 2001, we purchased 91 payphones and associated equipment of Chautauqua & Erie Telephone Corporation for the sum of $50,050.00. This purchase provided geographical continuity between the New York payphone base and the Pennsylvania payphone base.

As of March 31, 2001, we owned and operated a network of approximately 1,669 payphones in three states. Our installed payphone base generates revenue through coin calls (local and long-distance), non-coin calls (calling card, credit card, collect, and third party billed calls using our preselected operator service).


BASIS OF PRESENTATION

The unaudited consolidated financial statements of USIP.Com, Inc. (the "Company"), include the accounts of the Company and its two wholly owned subsidiaries: Datone Inc. and NB Payphones Ltd. All significant inter-company amounts have been eliminated. The unaudited consolidated financial statements of USIP present herein, should be read in conjunction with the audited consolidated financial statements of USIP as of and for the year ended December 31, 2000. In the opinion of management, the unaudited consolidated financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation. Interim results are not necessary indicative of results to be expected for the entire year.

USIP. Com, Inc. prepares its consolidated financial statements in accordance with generally accepted principles, which require that management make estimates and assumptions that affect reported amounts. Actual results could differ from these estimates.

NOTES PAYABLE

For additional capital requirements, we have increased our line of credit with our banking institution up to

$200,000. In March 2001, we drew on this line of credit in the amount of $20,000 increasing our liability to $48,886.00 . We have an additional, unsecured line of credit with Lilly Beter Capital Group, Ltd. in the amount of $200,000.00. As of this date $70,000.00 has been used in part to fund the purchase of the payphones routes. We intend to use the remaining monies for our continued expansion.


IMPACT OF INFLATION

Inflation is not considered a material factor affecting the Company's business. General operating expenses such as salaries, employee benefits and occupancy costs are, however, subject to normal inflationary pressures.

SEASONALITY

The Company's revenues from payphone operation are affected by seasonal variations, geographic distribution of payphones and type of location. Because the Company operates in the northeastern part of the country with many of the payphones located outdoor, weather patterns affect our revenue streams. Revenues drop off significantly during winter and conversely show an increase in the spring and summer. Revenues are generally lowest in the first quarter and highest in the third quarter.

PROVISION FOR DIAL-AROUND COMPENSATION

On September 20, 1996, the Federal Communications Commission (FCC) adopted rules in a docket entitled IN THE MATTER OF IMPLEMENTATION OF THE PAYPHONE RECLASSIFICATION AND COMPENSATION PROVISIONS OF THE TELECOMMUNICATIONS ACT OF 1996, FCC 96-388 (the "1996 Payphone Order"), implementing the payphone provisions of Section 276 of the Telecommunications Act of 1996 (The "Telecom Act"). The 1996 Payphone Order, which became effective November 7, 1996, initially mandated dial-round compensation for both access code calls and 800 subscriber calls at a flat rate of $45.85 per payphone per month (131 calls multiplies by $0.35 per call). Commencing October 7, 1997, and ending October 6, 1998, the $45.85 per payphone per month rate was to transition to a per-call system at the rate of $0.35 per call. Several parties filed petitions for judicial review of certain of the FCC regulations including the dial-around compensation rate. On July 1, 1997, the U.S. Court of Appeals for the District of Columbia Circuit (the "Court") responded to appeals related to the 1996 Payphone Order by remanding certain issues to the FCC for reconsideration. These issues included, among other things, the manner in which the FCC established the dial-around compensation for 800 subscriber and access code calls, the manner in which the FCC established the interim dial-around compensation plan and the basis upon which interexchange carriers ("IXC"s) would be required to compensate payphone service providers ("PSP"s). The Court remanded the issue to the FCC for further consideration, and clarified on September 16, 1997 that it had vacated certain portions of the FCC's 1996 Payphone Order, including the dial-around compensation rate. Specifically, the Court determined that the FCC did not adequately justify (i) the per-call compensation rate for 800 subscriber and access code calls at the deregulated local coin rate of $0.35, because it did not sufficiently justify its conclusion that the costs of local coin call are similar to those of 800 subscriber and access code calls: and (ii) the allocation of the payment obligation among the IXCs for the period November 7, 1996 to October 6, 1997.

In accordance with the Court's mandate, on October 9, 1997, the FCC adopted and released its SECOND REPORT AND ORDER in the same docket, FCC 97-371 (the "1997 Payphone Order"). This order addressed the per-call compensation rate for 800 subscriber and access code calls that originate from payphones in light of the decision of Court which vacated and remanded certain portions of the FCC's 1996 Payphone Order. The FCC concluded that the rate for per-call compensation for 800 subscriber and access code calls from payphones is the deregulated local coin rate adjusted for certain cost differences. Accordingly, FCC established a rate of $0.284 ($0.35-$0.066) per call for the first two years of per-call compensation (October 7, 1997 through October 6, 1999) The IXCS were required to pay this per-call amount to PSP's including the Company, beginning October 7, 1997.

On March 9, 1998, the FCC issued a Memorandum Opinion and Order, FCC 98-481, which extended and waived certain requirements concerning the provision by the LECs of payphone-specific coding digits that identify a call as originating from a payphone. Without the transmission of payphone specific coding digits, some of the IXCs have claimed they are unable to identify a call as a payphone call eligible for dial-around compensation. With the stated purpose of ensuring the continued payment of dial-around compensation, the FCC, by Memorandum and Order issued on April 3, 1998, left in place the requirement for payment of per-call compensation for payphones on lines that do not transmit the requisite payphone-specific coding digits, but gave the IXCs a choice for computing the amount of compensation for payphones on LEC lines not transmitting the payphone-specific coding digits of either accurately computing per-call compensation from their databases or paying per-phone, flat-rate compensation computed by multiplying the $0.284 per call rate by the nationwide average number of 800 subscriber and access code calls placed from RBOC payphones for corresponding payment periods. Accurate payments made at the flat rate are not subject to subsequent adjustment for actual call counts from applicable payphone.

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

In response to the Court's second remand, the FCC conducted further proceedings and sought additional comment from interested parties to address the relevant issues posed the Court. On February 4, 1999, the FCC released its Third Report and Order, and Order on Reconsideration of the Second Report and Order (the "1999 Payphone Order"), in which the FCC abandoned its efforts to derive a "market-based" default dial-around compensation rate and instead adopted a "cost-based" rate of $0.24 per dial-around call.

On June 16, 2000, the Court affirmed the 1999 Payphone Order setting a $0.24 dial-around compensation rate. On all the issues, including those raised by the IXCs and the payphone providers, the court applied the "arbitrary and capricious" standard of review, and found the FCC's rulings were lawful and sustainable under that standard. As a result of the Court's June 16, 2000 decision, the $0.24 dial-around compensation rate is likely to remain in place until the end of 2001, when the FCC has promised to complete a third-year review of the rate. Certain payphone providers have filed with the FCC a Petition for Reconsideration of the 1999 Payphone Order. The Petition is still pending and has yet to be ruled on by the FCC. In view of the Court's affirmation of the 1999 Payphone Order, it is unlikely that FCC will adopt material changes to the key components of the Order pursuant to the pending Reconsideration Petition, although no assurance can be given.

On April 5, 2001, the FCC released an order that is expected to have a significant impact on the obligations of telecommunication carriers to pay dial-around compensation to PSPs. The effect of the decision is to clarify that the first carrier to handle a dial-around call originating from a payphone has the obligation to track and pay compensation on the call, regardless of whether other carriers may subsequently transport or complete the call. Under the FCC ruling, implementation of this system modification is scheduled to occur on November 27, 2001. The Company believes that this modification to the dial-around compensation system will result in a significant increase to the number of calls upon which the Company is able to collect such compensation. Because, however, the FCC ruling is potentially subject to administrative reconsideration or judicial appeal and the system modification is as yet untested, no assurance can be given as to the precise timing or magnitude of revenue impact that may flow from the decision.

The new $0.24 rate became effective April 21, 1999, and will serve as the default rate through January 31, 2002. The new rate will also be applied retroactively to the period beginning on October 7, 1997, less a $0.002 amount to account for FLEX ANI payphone tracking costs, for a net compensation of $0.238. The 1999 Payphone Order deferred a final ruling on the interim period (November 7, 1996 to October 6, 1997) treatment to a later, as yet unreleased order. However, it appears that the $0.238 rate will be applied to the period from November 7, 1996 to October 6, 1997. Upon establishment of the interim period rate, the FCC has further ruled that a true-up may be made for all payments or credits (with applicable interest) due and owing between the IXCs and the PSPs, including the Company, for the payment period commencing on November 7, 1996 through the effective date of the new $0.24 per call rate. It is possible that the final implementation of the 1999 Payphone Order, including resolution of this retroactive adjustment and the outcome of any related administrative or judicial review, could have a material adverse effect on the Company.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere herein.

Management's Discussion and Analysis of Financial Condition and result of Operations"(MD&A) are forward-looking statements that are based on certain assumptions and are subject to certain risk and uncertainties. You can identify these statements by the use of forwarding-looking words such as "may", "will", "expect", "anticipate", "continue", or other similar words. The forward-looking statements are based on management's expectations as of the date hereof. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of these factors set forth in this MD&A and related filings with the Securities and Exchange Commission (SEC). The Company assumes no obligation to update any such forward-looking statements. Certain of the statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ from those described in the forward-looking statements.

The Company owns, operates and manages privately owned public payphones in New York, Pennsylvania, and Massachusetts. The Company derives its revenue from three (3) principal sources: coin-calls and non-coin calls, sales and service of payphones, and prepaid phone cards.

Coin calls represent calls paid for by callers with coins deposited in the payphones. Coin call revenue are recorded as the actual amount of coins collected from the payphones.

Non-Coin calls are calls made from the payphones without deposit of coin by the caller. The caller makes payment via calling card, credit card, collect or third party. The company utilizes various local and long-distance carriers such as Qwest Communications, Pacific Telemanagement Services to handle and bill for these calls. These carriers pay the Company a commission, typically based on a percentage of revenue generated by these calls, pursuant to a contract as the primary carrier for applicable traffic.

The Company also recognizes non-coin revenues from calls that are dialed from its payphones to gain access to a long distance company other than the one selected by the Company as the primary carrier for the phone. These types of calls are commonly referred to as "dial-around" traffic. See "Regulatory Impact on Revenue - Dial Around Compensation".

The principle costs related to the ongoing operation of the Company's payphones include telephone charges, commissions, service, maintenance and network costs. Telephone charges consist of payments made by the Company to LEC or competitive Local Exchange Carriers and long distance carrier for access to and use of their telecommunications networks. Commission expense represents payments to owners or operators of the premises at which a payphone is located. Service, maintenance and network cost represent the cost of servicing and maintaining the payphones on an ongoing basis, cost related to the operation of the Company's switch and, in connection with unbundled services arrangements, the fees paid for those services.

REGULATORY IMPACT ON REVENUE

LOCAL COIN RATES

To ensure the "fair compensation" for local coin calls, the Federal Communications Commission ("FCC") previously determined that local coins rates from payphones should be generally deregulated by October 7, 1997, but provided for possible modifications or exemptions from deregulation upon a detailed showing by an individual state that there are market failures within the state that would not allow market-based rates to develop. On July 1, 1997, a federal court issued an order that upheld the FCC's authority to deregulate local coin call rates. The Company's rates for local coin calls are $0.25 and $0.35. Given the lack of direction on the part on the part of the FCC on specific requirements for obtaining a state exemption, the Company's inability to predict the responses of individual states or the markets, and the Company's inability to provide assurance that deregulation, if and where implanted, will lead to higher local coin call rates, the Company is unable to predict the ultimate impact on its operation of local rate deregulation.

DIAL-AROUND COMPENSATION

On September 20, 1996, the Federal Communications Commission ("FCC") adopted rules, which became effective November 7, 1996 (the "1996 Payphone Order"), initially mandating dial-around compensation for both access code calls and 800 subscriber calls at a flat rate of $45.85 per payphone per month (131 calls multiplies by $0.35 per call) Commencing October 7, 1997 and ending October 6, 1998 the $45.85 per payphone per month rate was to transition to a per-call system at the rate of $0.35 per call. Several parties challenged certain of the FCC regulations including the dial-around compensation rate. On July 1, 1997, a federal court vacated certain portions of the FCC's 1996 Payphone Order, including the dial-around compensation rate.

In accordance with the court's mandate, on October 9, 1997, the FCC adopted a second order (the "1997 Payphone Order"), establishing a rate of $0.284 per calls for the first two years of per-call compensation (October 7, 1997 through October 6, 1999). The IXCs were required to pay this per-call amount to payphone service providers, beginning October 7, 1997. On May 15, 1998, the court again remanded the per-call compensation rate to the FCC for further explanation without vacating the $0.284 default rate.

In accordance with the court's second mandate, on February 4, 1999, the FCC released a third order (the "1999 Payphone Order"), in which the FCC abandoned its efforts to derive a "market based" default dial-around compensation rate and instead adopted a "cost based" rate of $0.24 per dial-around call. This rate became effective on April 21, 1999 and will serve as a default rate through January 31, 2002.

On April 5, 2001, the FCC released an order that is expected to have significant impact on the obligations of telecommunication carriers to pay dial-around compensation to PSPs. The effect of the decision is to clarify that the first carrier to handle a dial-around call originating from a payphone has the obligation to track and pay compensation on the call, regardless of whether other carriers may transport or complete the call. Implementation of this system modification, under the FCC ruling, is scheduled to occur in November
27, 2001. The Company believes that this modification to dial-around compensation system will result in a significant increase to the number of call that the Company is able to collect compensation. However, the FCC ruling is subject to administrative reconsideration or judicial appeal and the system modification is untested, no assurance can be given as to the precise timing or magnitude of revenue impact that will flow from this decision.

The new $0.24 rate became effective April 21, 1999, and will serve as the default rate through January 31, 2002. The new rate will also be applied retroactively to the period beginning on October 7, 1997, less a $0.002 amount to account for FLEX ANI payphone tracking costs, for a net compensation of $0.238. The 1999 Payphone Order deferred a final ruling on the interim period, November 7, 1996 to October 6, 1997, to at later, as yet unreleased order; however, it appears that the $0.238 rate will be applied to this period. It is possible that the final implementation of the 1999 Payphone Order, including resolution of this retroactive adjustment and the outcome of any administrative or judicial review, could have a material adverse effect on the Company.


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

REVENUES

The following discussion is based in part on our unaudited Financial Statements for the three months ended March 31, 2001. Our overall revenue increased for the months ending March 31, 2001 by $69,269 or 30.4% when compared to the first three months of 2000. The components making up this increase are as follows:
Commission revenue increased by $10,521; Coin collection increased by $23,988; Dial Around revenue increased by $17,244, when compared to the same period in 2000. These increases can be attributed to the purchase of new routes from small independent phone companies as well as increased payphone installation in existing areas. Equipment sales, phone card sales, repairs and service added $17,516 to our revenue streams when compared to the period ending March 31, 2000.

COST OF SALES

With the increase in payphones and territories our cost of sales increased during the aforementioned time period, increasing $78,885 or 44.5% from $176,483 to $255,368. Telecommunication costs increased by $145,302, the cost of providing telephone service to 1,669 payphones in 2001 as compared to 686 payphones in 2000. Commissions payable decreased by $14,695 due to a decrease in payphone usage, a direct response to increase use of cellular phones and pre-paid phone cards. Some site owners are no longer receiving commission and in most cases are being invoiced monthly for payphone services. Contractors' fees increased by $7,880, this is due in part to the Company contracting with an independent contractor to handle the additional territories. The increase of $13,046 in depreciation is due directly to the Company's acquisitions of payphones, related equipment and four vehicles. This increase reflects the continuing investment in our network infrastructure in order to support our growth in customers and service. The Company owns telephone equipment and motor vehicles, which provide a service for a number of years. The term of service is commonly referred to as the "useful life" of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $41,931 over the same period in 2000. These increases in cost are due to the rapid expansion of our company. Rent increased by $3,151 when compared to 2000. This increase is due to renting space in Pennsylvania and leasing additional space in New York to accommodate the expansion of the company. Salaries, telephone, professional fees, utilities and office expense added $38,780 to the operating expense increase when compared to the first three months of 2000. Contributing to this increase was the hiring of additional management staff and related operating expenses, increased facilities costs and increased information technology expenses.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

The Company's primary sources of liquidity have been cash from operations and borrowing under various credit facilities. On April 2000 the Company entered in an agreement with Lilly Beter Capital Group, Ltd. to obtain a revolving line of credit. This line of credit has a maximum borrowing of $200,000 of which $70,000 was outstanding on March 31, 2001. In September 2000 we renegotiated our revolving line of credit with our banking institution. Our maximum line of credit was raised to $200,000, as of March 31, 2001, $48,886 was outstanding.

Capital expenditures for the three months ended March 31, 2001 were $55,898. These expenditures were for the purchase of payphone assets of an Independent Telephone Operating Company (ITOC) and purchase of new computers and associated software.

The Company believes that its principal competition is from providers of wireless communications services for both local and long distance traffic. Certain providers of wireless communication services have introduced rate plans that have negatively impacted the usage of payphones throughout the nation. However, we have attempted to minimize some of the impact from cellular use by avoiding traditional travel locations where cellular use is high.
Plans for 2001

PLANS FOR FISCAL YEAR 2001

         OUR PLANS OF OPERATION FOR THE FISCAL YEAR 2001 WILL CONSIST OF THE FOLLOWING ACTIVITIES:

         o INVESTIGATING AND, IF APPROPRIATE, PURSUING DEFINITIVE AGREEMENTS FOR ACQUISITIONS BELIEVED BY THE BOARD TO BE CONSISTENT WITH THE COMPANY'S BUSINESS PLAN FOR MORE PAYPHONES AND NEW SITE LEASING AGREEMENTS;
         o DEVELOPING AN INFRASTRUCTURE TO SUPPORT OUR FUTURE EXPANSION, SALES AND MARKETING EFFORTS.
         o THE COMPANY'S OBJECTIVE IS TO IMPROVE ROUTE DENSITY AND SERVICE QUALITY, MONITOR AND TAKE ACTION ON ITS UNDER-PERFORMING TELEPHONES AND PLACE EMPHASIS ON EXPANDING IN ECONOMICALLY FAVORABLE TERRITORIES.
         o THE COMPANY'S PAYPHONES UTILIZE "SMART" TECHNOLOGY, WHICH PROVIDES VOICES SYNTHESIZED CALLING INSTRUCTIONS, DETECTS AND COUNTS COIN DEPOSITS DURING EACH CALL. THE COMPANY'S PAYPHONES CAN ALSO DISTINGUISH COINS BY SIZE AND WEIGHT, REPORT TO ITS CENTRAL HOST COMPUTER THE TOTAL AMOUNT OF COIN IN THE COIN BOX, PERFORM SELF-DIAGNOSIS AND AUTOMATICALLY REPORT PROBLEMS TO A PRE-PROGRAMMED SERVICE NUMBER.
         o THE COMPANY'S TECHNOLOGY ALSO ALLOWS IT TO EFFICIENTLY TRACK AND FACILITATE THE ACTIVITIES OF ITS FIELD TECHNICIANS VIA INTERACTIONS FROM THE PAYPHONES WITH THE COMPANY'S COMPUTER SYSTEMS AND TECHNICAL SUPPORT PERSONNEL AT THE COMPANY'S HEADQUARTERS.
         o THE COMPANY'S STRATEGY IS TO PROVIDE OUTSTANDING CUSTOMER SERVICE. THE COMPANY'S TECHNOLOGY ENABLES QUICK RESPONSE TO EQUIPMENT MALFUNCTIONS AND MAINTAINS ACCURATE RECORDS OF PAYPHONE ACTIVITY. THE COMPANY EMPLOYS BOTH ADVANCED TELECOMMUNICATIONS TECHNOLOGY AND TRAINED TECHNICIANS AS PART OF ITS COMMITMENT TO PROVIDE SUPERIOR CUSTOMER SERVICE.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISKS ASSOCIATED WITH OUR BUSINESS

In addition to the other information in this report, the following risks should be considered carefully in evaluating our business and projects:

WE MAY NOT SUCCEED OR BECOME PROFITABLE

We will need to generate significant revenue to achieve profitability and we may be unable to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability in the future. We expect that our expenses will continue to increase and there is no guarantee that we will not experience operating losses and negative cash flow from operations for this fiscal year or the foreseeable future. If we do not achieve or sustain profitability, then we may be unable to continue our operations.

WE WILL NEED ADDITIONAL CAPITAL FINANCING IN THE FUTURE

We may be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, accelerate product development and deployment. Respond to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities. We cannot be certain we will be able to find such additional financing on reasonable terms, or that at all. If we are unable obtain additional financing when needed, we could be required to modify our business plan in accordance with the extent of available financing. We also may not be able to accelerate the development and deployment of our products, respond to competitive pressures, develop or enhance our products or take advantage on unanticipated opportunities.

IF WE ARE UNABLE TO COMPETE SUCCESSFULLY IN THIS HIGHLY COMPETITIVE MARKET, OUR BUSINESS WILL FAIL.

The market for payphones is worldwide and highly competitive and we expect competition to intensify in the future. There are few substantial barriers to entry and additional competition from existing competitors and new market entrants will likely occur in the future. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. In addition, our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources. As a result, they may be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand price competition, take advantage of acquisition or other opportunities more readily or develop and expand their product and services offerings more quickly, In addition, our competitors may bundle products that compete with ours. If these companies were to use their greater financial, technical and marketing resources in our target markets, it could adversely affect our business.


PART II  OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

We do not believe there are any pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         None
    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed in the first quarter of 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.


                           USIP.COM, INC.

Date: May 21, 2001         /s/ Craig H. Burton
                           -------------------

                           Craig H. Burton
                           President