Form 10QSB/A
period 2001-03-31
USIP COM INC
filed 2001-06-20
CIK 1119721

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                to

Commission File Number 0-31193

USIP.COM, INC.
(Exact name of small business issuer as specified in its charter)

Utah (State or other jurisdiction of incorporation or organization)	16-1583162 (I.R.S. Employer Identification No.)

7325 Oswego Road
Liverpool, New York 13090
(Address of principal executive offices)

(315) 451-7515
(Issuer's telephone number)
(Former name, former address and former fiscal year if changed since last report)

    Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,619,388 shares of Common Stock, $.01 par value, were outstanding as of May 11, 2001.

    Transitional Small Business Disclosure Forms (check one): Yes / /  No /x/

USIP.COM, INC.
INDEX TO FORM 10-QSB/A
March 31, 2001

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

USIP.COM, INC
CONSOLIDATED BALANCE SHEETS

	March 31, 2001	December 31, 2000
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$39,119	$117,619
Commissions and Sales Receivable, Net	163,702	166,033
Inventory	35,620	36,250
Prepaid Insurance	11,084	—

TOTAL CURRENT ASSETS	249,525	319,902

FIXED ASSETS
Telephone and Office Equipment	1,896,525	1,846,572
Vehicle	74,542	74,542

	1,971,067	1,921,114
Less: Accumulated Depreciation	(332,356)	(310,711)

Net Fixed Assets	1,638,711	1,610,403

TOTAL ASSETS	$1,888,236	$1,930,305

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$231,148	$203,809
Line of Credit	118,886	98,886
Accrued Payroll and Payroll Taxes	14,910	5,345
Accrued State Gross Receipts Taxes	14,551	20,642
Other Accrued Expenses	5,250	1,508
Current Portion of Long-Term Debt	4,850	13,990

TOTAL CURRENT LIABILITIES	389,595	344,180

LONG-TERM LIABILITIES
Long-Term Debt, Less Current Portion	44,999	39,238

TOTAL LIABILITIES	434,594	383,418

STOCKHOLDERS' EQUITY
Common Stock, $.01 par value 25,000,000 Shares authorized, 17,619,388 shares issued and outstanding	176,194	176,194
Additional Paid In Capital	1,378,673	1,382,358
Retained Earnings	(101,225)	(11,665)

TOTAL STOCKHOLDERS' EQUITY	1,453,642	1,546,887

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,888,236	$1,930,305

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Financial Statements.

USIP.COM, INC
CONSOLIDATED STATEMENT OF INCOME (LOSS)

	Three Months Ended
	March 31, 2001	March 31, 2000
	(Unaudited)	(Audited)
SALES
Commissions	$49,031	$38,510
Coin Collections	118,588	94,600
Dial Around	75,244	58,000
Phone Card Sales	24,996	21,965
Equipment Sales	10,477	13,210
Service and Repair Sales	18,633	1,415

Total Sales	296,969	227,700

COST OF SALES
Telecommunications Costs	189,309	44,007
Commissions	9,062	23,757
Repairs and Service Supplies	1,583	7,064
Other Direct Expenses—Travel	7,400	9,956
Depreciation	26,361	13,315
Subcontractors	21,653	13,773
Bad Debt Expense	—	64,611

Total Cost of Sales	255,368	176,483

GROSS PROFIT	41,601	51,217

OPERATING EXPENSES
Officers' Salaries	14,760	14,649
Salaries and Wages	49,286	32,542
Payroll Taxes	7,442	5,525
Insurance	14,856	15,454
Office Supplies	9,534	2,156
Telephone	8,445	—
Utilities	4,015	1,031
Vehicle Expenses	5,835	6,876
Rent	18,330	15,179
Professional Fees	5,000	136
Outside Services	—	2,025

Total Operating Expenses	137,503	95,573

OPERATING INCOME (LOSS)	(95,902)	(44,356)

OTHER INCOME (EXPENSE)
Interest Expense	(2,102)	(786)
NY State Gross Receipts Tax	(425)	—
Interest Income	202	3,561

Total Other Income	(2,325)	2,775

NET INCOME (LOSS)	$(98,227)	$(41,581)

Weighted Common Shares Outstanding	17,619,388	8,863,888
Net Loss per Common Share	$—	$—

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Financial Statements.

USIP.COM, INC
CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended
	March 31, 2001	March 31, 2000
	(Unaudited)	(Audited)
Cash Flows From Operating Activities:
Net (Loss)	$(98,227)	$(41,581)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Depreciation Expense	26,361	13,315
Bad Debt Expense	—	64,611
(Increase) Decrease in Commissions and Sales Receivables	1,935	(26,696)
(Increase) in Inventory	—	(43,629)
(Increase) Decrease in Prepaid Insurance	(11,962)	5,233
Decrease in Due From Related Parties	—	3,775
Increase in Accounts Payable	27,734	19,218
Increase (Decrease) in Accrued Expenses and Wages	13,706	(6,915)
(Decrease) in Accrued State Gross Receipts Taxes	—	(4,200)

Net cash (used) by operating activities	(40,453)	(16,869)

Cash Flows From Investing Activities:
Acquisition of Equipment	(54,668)	—
Stockholder Capital Contributions	—	10,000

Net cash provided by investing activities	(54,668)	10,000

Cash Flows From Financing Activities:
Proceeds Received from Line of Credit	20,000	—
Principal Payments on Long-term Debt	(3,379)	—
Repayments on Line of Credit Borrowings	—	(50)

Net cash (used) by financing activities	16,621	(50)

Net Increase in cash	(78,500)	(6,919)
Cash—Beginning of Period	117,619	9,413

Cash—End of Period	$39,119	$2,494

Supplemental Disclosures of Cash Flow Information:
Cash Paid During Period The Period For:
Interest	$2,102	$480
Income Taxes	$425	$4,200

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Financial Statements.

USIP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001
(unaudited)

NOTE 1. SUMMARY INFORMATION

    The accompanying unaudited consolidated financial statements include the accounts of USIP.Com, Inc. and our two wholly owned subsidiaries: Datone Inc. and NB Payphones Ltd. All significant inter-company amounts have been eliminated. Our unaudited consolidated financial statements present herein, should be read in conjunction with the audited consolidated financial statements of our company as of and for the year ended December 31, 2000. In the opinion of our management, the unaudited consolidated financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

    We prepare our consolidated financial statements in accordance with generally accepted accounting principles, which require that management make estimates and assumptions that affect reported amounts. Actual results could differ from these estimates.

NOTE 2. ASSET ALLOCATION

    On February 1, 2001, we purchased 91 payphones and associated equipment of Chautauqua & Erie Telephone Corporation for the sum of $50,050. This purchase provided geographical continuity between the New York payphone base and the Pennsylvania payphone base.

    As of March 31, 2001, we owned and operated a network of approximately 1,669 payphones in three states. Our installed payphone base generates revenue through coin calls (local and long-distance), and non-coin calls (calling card, credit card, collect and third party billed calls using our preselected operator services, Qwest and Pacific Telemanagement Services).

NOTE 3. NOTES PAYABLE

    For additional capital requirements, we have increased our line of credit with our banking institution up to $200,000. In March 2001, we drew on this line of credit in the amount of $20,000 increasing our liability to $48,886. We have an additional, unsecured line of credit with Lilly Beter Capital Group, Ltd. in the amount of $200,000. As of this date $70,000 has been used in part to fund the purchase of the payphone routes. We intend to use the remaining monies for our continued expansion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

    The following is a discussion and analysis of the results of operations of our company and should be read in conjunction with our financial statements and related notes contained in this Form 10-QSB. This Form 10-QSB contains forward-looking statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may," "will," "expect," "anticipate," "estimate," "continue," or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However there may be events in the future that we are unable to accurately predict or control. Those events as well as any cautionary language in this registration statement provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in this Form 10-QSB could have a material adverse effect on our business, operating results and financial condition. Actual results could differ materially from current expectations. Among the factors that could effect our actual results and could cause results to differ from those contained in the forward-looking statements contained herein is our ability to expand our customer base, which will be dependent on business, financial and other factors beyond our control, including, among others, seasonal aspects such as the winter months that tend to reduce the frequency of outdoor payphone use in the east coast, ability to increase our size and marketing area by purchasing payphones and locations from independent telephone companies, and whether the public uses our payphones, together with all the risks inherent in the establishment of a new enterprise and the marketing of new products.

PLAN OF OPERATION

    USIP.Com, Inc., (the "Company" or "USIP" or "We"), was incorporated under the laws of the State of Utah on April 6, 1978 as Derby Farms, Inc. On January 19, 1982, the Articles of Incorporation were amended and the name of the company was changed to Commerce Oil of Kentucky, Inc. On February 4, 2000 the Articles of Incorporation were amended and the name of our company was changed to USIP.Com, Inc.

    We own, operate and manage privately owned public payphones in New York, Pennsylvania and Massachusetts. Our revenue comes from commissions that we receive from long distance carriers' operator services and toll free calls. It also comes from the coins that we collect from the payphones that we own as well as from sales, service of payphones and prepaid phone cards that we sell at various locations throughout these states. We enter into site leasing agreements with various business sites that are open to the public. Some of the businesses include but are not limited to retail stores, convenience stores, bars, restaurants, gas stations, colleges and hospitals. The agreements allow us to install our payphones in areas that are accessible to the public. We provide the payphones, install them, and pay all maintenance and operational costs for the term of each lease. We also sell payphones to some of the site owners. We derive income from the sale as well as any commission split that we negotiate with the buyer.

PLANS FOR FISCAL YEAR 2001.

    Our plans of operation for the remainder of our 2001 fiscal year will consist of the following activities:

  •
  continue to evaluate the acquisition of more payphones and new site leasing arrangements that will enhance our business plan;
  •
  expand our customer base in existing areas; and
  •
  develope a marketing plan and infrastructure that can help us grow into the next year.

RESULTS OF OPERATIONS

    The following discussion is based in part on our unaudited Financial Statements for the three months ended March 31, 2001 and the audited Financial Statements for the three months ended March 31, 2000. Our revenue is derived from the following three general sources.

1.
Commission Income.

    Commission income includes commissions from long distance carriers' operator services and commissions for toll free calls from all payphones. The commissions for operator services are paid 45 days in arrears. Compensation for toll free calls is billed quarterly and received three and one half months behind the billed quarter.

2.
Payphone sales, repairs and pre-paid phone cards.

    We derive income from the sale and repair of a payphone. We can negotiate the sale, of a payphone to a site owner when it becomes cost prohibitive to maintain, or if a customer offers to buy the phone at a price that is favorable to our company. The new owner or lessee becomes responsible for the maintenance and operational costs of the payphone. We sell pre-paid phone cards at some of our payphone locations. We also derive a profit from any commission split that is negotiated between the parties as a result of a sale or lease of a payphone. Sales and repairs of payphones and the sale of pre-paid phone cards are not subject to the same collection delays as the other types of operating income.

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

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

    The following discussion is based in part on our unaudited Financial Statements for the three months ended March 31, 2001 and the three months ended March 31, 2000. Our overall revenue increased for the months ending March 31, 2001 by $69,269 or 30.4% when compared to the first three months of 2000. The components that make up this increase include the following three categories: commission revenue increased by $10,521; coin collection increased by $23,988; dial around, or toll free calling revenue increased by $17,244, when compared to the same period in 2000. These increases can be attributed to the purchase of new routes from small independent phone companies such as Chautauqua & Erie Telephone Corporation as well as increased payphone installation in existing areas. Whenever we buy a payphone, it creates revenue as well as an expense for our company. Revenue comes from the long distance calls that are placed from the phone as well as the coins that are put into the phone by the customer when a call is made. The expenses or costs for the company occur when we pay the purchase price for the phone as well as when we service the phone. We pay for any parts needed to repair our phone, and we pay the technician to travel to the phone and service it. Equipment sales, phone card sales, repairs and service added $17,516 to our revenue streams when compared to the period ending March 31, 2000.

    Because we bought more payphones and expanded into other territories during the first quarter of 2001, our cost of sales increased by $78,885 or 44.7% when compared to the same period of 2000. Our telecommunication costs increased by $145,302 because we now provide service to 1,669 payphones as compared to 686 payphones in 2000. We believe that commissions payable decreased by $14,695 because of a gradual decrease in payphone usage by the public. We believe that an increase in the use of cellular phones and pre-paid phone cards is contributing to this decreased use of payphones. Some site owners are no longer receiving a commission and in most cases they are being invoiced monthly for payphone services. The increase of $7,880 in contractors' fees occurred because we contracted with independent contractors' who will be responsible for the new territories. The increase of $13,046 in depreciation is due directly to our payphone acquisitions, related equipment and four company vehicles. This increase reflects a continuing investment in our network infrastructure in order to support the growth in our customer base and improved service. We own telephone equipment and motor vehicles, which provide a service for a number of years. The term of service is commonly referred to as the "useful life" of the asset. Because an asset such as telephone equipment or a motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.

    Operating expenses increased by $41,931 over the same period in 2000. These increases in cost are due to the rapid expansion of our company. Rent increased by $3,151 when compared to 2000. This increase is due to the space we rent in Pennsylvania and the additional space that we lease in New York to accommodate our expansion. Salaries, telephone, professional fees, utilities and office expense added $38,780 to the operating expense increase when compared to the first three months of 2000. Other factors that contributed to this increase were the addition of management and staff, related operating expenses, increased facilities costs and the costs of upgrading computer hardware and software.

LIQUIDITY AND CAPITAL RESOURCES

    Our primary sources of liquidity have been cash from operations and borrowing under various credit facilities. On April 2000, we entered into an agreement with Lilly Beter Capital Group, Ltd. to obtain a revolving line of credit. This line of credit has a maximum borrowing of $200,000 of which $70,000 was outstanding on March 31, 2001. In September 2000 we renegotiated our revolving line of credit with our banking institution. Our maximum line of credit was raised to $200,000, as of March 31, 2001, $48,886 was outstanding.

    Capital expenditures for the three months ended March 31, 2001 were $55,898. These expenditures were for the purchase of payphone assets from Chautauqua & Erie Telephone Corporation, an Independent Telephone Operating Company (ITOC) and the purchase of new computers and associated software.

FEDERAL REGULATION OF LOCAL COIN AND DIAL-AROUND CALLS

    The Telephone Operator Consumer Services Improvement Act of 1990 ("TOCSIA") established various requirements for companies that provide operator services and for call aggregators, including PSPs, who send calls to OSPs. The requirements of TOCSIA as implemented by the FCC included call branding, information posting, rate quotations, the filing of informational tariffs and the right of payphone users to access any OSP to make non-coin calls. TOCSIA also required the FCC to take action to limit the exposure of payphone companies to undue risk of fraud upon providing this "open access" to carriers.

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

    In response to the Court's second remand, the FCC conducted further proceedings and sought additional comment from interested parties to address the relevant issues posed by the Court. On February 4, 1999, the FCC released the Third Report and Order on Reconsideration of the Second Report and Order (the "1999 Payphone Order"), in which the FCC abandoned its efforts to derive a "market-based" default dial-around compensation rate and instead adopted a "cost-based" rate of $0.24 per dial-around call. Both PSPs and IXCs petitioned the Court for review of the 1999 Payphone Order's determination of the dial-around compensation rate. On June 16, 2000, the Court affirmed the 1999 Payphone Order setting a 24-cent dial-around compensation rate. On all the issues, including those raised by the IXCs and the payphone providers, the Court applied the "arbitrary and capricious" standard of review, and found that the FCC's rulings were lawful and sustainable under that standard. As a result of the Court's June 16, 2000 decision, the 24-cent dial-around compensation rate is likely to remain in place until at least the end of 2001, when the FCC has stated its intention to complete a third-year review of the rate. With respect to the Petition for Reconsideration of the 1999 Payphone Order filed with the FCC by the IPPs, this Petition is still pending and has yet to be ruled on by the FCC. In view of the Court's affirmation of the 1999 Payphone Order, it is unlikely that the FCC will adopt material changes to the key components of the Order pursuant to the pending Reconsideration Petition, although no assurances can be given.

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

COMPETITION

    We compete for payphone locations directly with Regional Bell Operating Companies (RBOCs), such as Verizon Communications, Local Exchange Companies (LECs), such as Citizens Communications and Alltel Corporation, and other Independent Payphone Providers (IPPs) such as Davel Communications. We also compete, indirectly, with long-distance companies, which can offer Location Owners commissions on long-distance calls made from LEC-owned payphones. Most LEC long-distance companies and some IPPs may have substantially greater financial, marketing and other resources than our company.

    We believe that our principal competition is from providers of wireless communications services for both local and long distance traffic. Certain providers of wireless communication services have introduced rate plans that are competitively priced with certain of the products offered by us and have negatively impacted the usage of payphones throughout the nation.

    We believe that the competitive factors among payphone providers are (1) the commission payments to a Location Owner, (2) the ability to serve accounts with locations in several Local Access Transport Areas (LATAs) or states, (3) the quality of service and the availability of specialized services provided to a Location Owner and payphone users, and (4) responsiveness to customer service needs. We believe that we are currently competitive in each of these areas.

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

    We compete with long-distance carriers that provide dial-around services that can be accessed through our payphones. Certain national long-distance operator service providers and prepaid calling card providers have implemented extensive advertising promotions and distribution schemes which have increased dial-around activity on payphones owned by LECs and IPPs, including our Company, thereby reducing traffic to our primary providers of long-distance service. While we do receive compensation for dial-around calls placed from our payphones, regulatory efforts are underway to improve the collection system and provide us with the ability to collect that portion of dial-around calls that are currently owed.

    Weather conditions affect our revenue stream because we operate in the Northeastern part of the country. Revenues drop off significantly during the winter because most of our phones are outdoors. The spring and summer periods show an increase in payphone usage. Revenue and income are generally lowest in the first quarter and highest in the third quarter.

PART II OTHER INFORMATION.

Item 1.	Legal Proceedings.
Not applicable.
Item 2.	Changes in Securities and Use of Proceeds.
Not applicable.
Item 3.	Defaults Upon Senior Securities.
Not applicable.
Item 4.	Submission of Matters to a Vote of Security Holders.
Not applicable.
Item 5.	Other Information.
Not applicable.
Item 6.	Exhibits and Reports on Form 8-K.
(a) Exhibits.
The following exhibits required by Item 601 of Regulation S-B are attached.
There are no Exhibits filed with this report.
(b) Reports on Form 8-K.
None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	June 19, 2001
USIP.COM, INC. (Registrant)
/s/ CRAIG BURTON Craig Burton President

QuickLinks

USIP.COM, INC. INDEX TO FORM 10-QSB/A March 31, 2001
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
USIP.COM, INC CONSOLIDATED BALANCE SHEETS
USIP.COM, INC CONSOLIDATED STATEMENT OF INCOME (LOSS)
USIP.COM, INC CONSOLIDATED STATEMENT OF CASH FLOWS
USIP.COM, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2001 (unaudited)
  NOTE 1. SUMMARY INFORMATION
PART II OTHER INFORMATION.
SIGNATURES