Form 10QSB
period 2001-06-30
USIP COM INC
filed 2001-08-14
CIK 1119721

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number 0-31193

USIP.COM, INC.

(Exact name of small business issuer as specified in its charter)

Utah	16-1583162

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒	No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,619,388 shares of Common Stock, $.01 par value, were outstanding as of August 13, 2001.

Transitional Small Business Disclosure Forms (check one):

Yes ☐	No ☒

USIP.COM, INC.
INDEX TO FORM 10-QSB
June 30, 2001

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

USIP.COM, INC.
CONSOLIDATED BALANCE SHEET

	June 30, 2001	December 31, 2000

	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash	$12,993	$117,619
Commissions and Sales Receivable, Net	185,634	166,033
Inventory	35,620	36,250
Prepaid Insurance	2,546	-

TOTAL CURRENT ASSETS	236,793	319,902

FIXED ASSETS
Telephone and Office Equipment	1,922,836	1,846,572
Vehicle	74,542	74,542

	1,997,378	1,921,114
Less: Accumulated Depreciation	(362,276)	(310,711)

Net Fixed Assets	1,635,102	1,610,403

TOTAL ASSETS	$1,871,895	$1,930,305

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$253,346	$203,809
Line of Credit	178,152	98,886
Accrued Payroll and Payroll Taxes	5,423	5,345
Accrued State Gross Receipts Taxes	4,348	20,642
Other Accrued Expenses	21,233	1,508
Current Portion of Long-Term Debt	4,200	13,990

TOTAL CURRENT LIABILITIES	466,702	344,180

LONG-TERM LIABILITIES
Long-Term Debt, Less Current Portion	42,615	39,238

TOTAL LIABILITIES	509,317	383,418

STOCKHOLDERS' EQUITY
Common Stock, $.01 par value 25,000,000	176,194	176,194
Shares authorized, 17,619,388 shares issued and outstanding

Additional Paid In Capital	1,378,673	1,382,358

Retained Earnings	(192,289)	(11,665)

TOTAL STOCKHOLDERS' EQUITY	1,362,578	1,546,887

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,871,895	$1,930,305

See Notes To Financial Statement

USIP.COM, INC.
CONSOLIDATED STATEMENT OF INCOME (LOSS)
Unaudited

	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

SALES
Commissions	$113,384	$72,599	$196,137	$118,880
Coin Collections	118,600	157,244	237,188	251,844
Dial Around	33,062	90,487	90,932	148,487
Phone Card Sales	16,487	7,771	41,483	21,965
Equipment Sales	4,143	56,490	14,620	69,700
Atm Revenue	4,605	-	4,605	-
Service and Repair Sales	2,588	10,128	4,898	11,543

Total Sales	292,869	394,719	589,863	622,419

COST OF SALES
Telecommunications Costs	161,862	123,188	347,915	231,806
Commissions	1,533	9,689	10,595	33,446
Repairs and Service Supplies	2,186	306	5,546	7,370
Other Direct Expenses - Travel	4,662	12,235	8,971	22,191
Depreciation	29,920	52,040	56,281	65,355
Subcontractors	20,684	-	39,681	13,773
Supplies	1,049	5,767	1,803	5,767

Total Cost of Sales	221,896	203,225	470,792	379,708

GROSS PROFIT	70,973	191,494	119,071	242,711

OPERATING EXPENSES
Officers' Salaries	20,570	-	35,330	14,649
Salaries and Wages	32,431	88,534	81,717	121,076
Payroll Taxes	6,389	8,122	13,831	13,647
Insurance	17,710	12,544	32,565	12,544
Office Supplies	4,605	9,773	14,260	11,929
Telephone	4,903	89,183	13,385	89,183
Utilities	2,746	3,180	6,242	4,211
Vehicle Expenses	8,159	6,041	15,317	12,917
Rent	18,443	19,372	36,681	34,551
Professional Fees	21,500	6,584	26,500	6,720
Travel & Entertainment	1,420	-	3,324	-
Outside Services	7,120	-	10,821	17,479

Total Operating Expenses	145,996	243,333	289,973	338,906

OPERATING INCOME (LOSS)	(75,023)	(51,839)	(170,902)	(96,195)

OTHER INCOME (EXPENSE)
Interest Expense	(5,104)	-	(7,206)	(786)
NY State Gross Receipts Tax	-	-	(425)	-
Interest Income	28	1,277	242	4,838

Total Other Income	(5,076)	1,277	(7,389)	4,052

NET INCOME (LOSS)	$(80,099)	$(50,562)	$(178,291)	$(92,143)

Weighted Common Shares Outstanding	17,619,388	17,613,888	17,619,388	17,619,388

Net Loss per Common Share	$-	$-	$-	$-

See Note to Financial Statement

USIP.COM, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months	Six Months
	June 30, 2001	June 30, 2000
	Unaudited	Unaudited

Cash Flows From Operating Activities:
Net (Loss)	$(178,291)	$(50,562)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Depreciation Expense	56,281	52,040
(Increase) Decrease in Commissions and Sales Receivables	(20,151)	(2,154)
(Increase) in Inventory	-	-
(Increase) Decrease in Prepaid Insurance	(2,547)	178
Increase in Sales Tax Payable	-	119
Decrease in Due From Related Parties	-	-
Increase in Accounts Payable	49,932	5,000
Increase (Decrease) in Accrued Expenses and Wages	14,569	-
Increase (Decrease) in Accrued State Gross Receipts Taxes	(16,294)	-

Net cash provided (used) by operating activities	(96,501)	4,621

Cash Flows From Investing Activities:
Acquisition of Equipment	(80,979)	(66,000)
Stockholder Capital Contributions	-	-

Net cash provided (used) by investing activities	(80,979)	(66,000)

Cash Flows From Financing Activities:
Proceeds Received from Line of Credit	79,267	70,000
Repayments on Line Of Credit Borrowings	-	(3,102)
Principal Payments on Long-term Debt	(6,413)	-
Proceeds from Issuance on Notes Payable	-	-
Proceeds from Issuance of Stock	-	-

Net cash provided (used) by financing activities	72,854	66,898

Net Increase in cash	(104,626)	5,519

Cash - Beginning of Period	117,619	48,838

Cash - End of Period	$12,993	$54,357

Supplemental Disclosures of Cash Flow Information:
Cash Paid During Period The Period For:
Interest	$7,206	-
Income Taxes	-	-

See Notes To Financial Statement

USIP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001
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

NOTE 2.            ASSET ALLOCATION

             On June 1, 2001, we purchased 61 payphones and associated equipment of Dunkirk & Fredonia Telephone Company for the sum of $24,400.

             As of June 30, 2001, we own and operate a network of approximately 1,630 payphones in three states. Our installed payphone base generates revenue through coin calls (local and long-distance), and non-coin calls (calling card, credit card, collect and third party billed calls using our preselected operator services, Qwest and Pacific Telemanagement Services).

NOTE 3.            NOTES PAYABLE

             In the second quarter of 2001, we drew on our bank line of credit in the amount of $60,000 increasing our liability to $108,152. We have an additional, unsecured line of credit with Lilly Beter Capital Group, Ltd. in the amount of $200,000. As of this date $70,000 has been used in part to fund the purchase of the payphone routes. We intend to use the remaining monies for our continued expansion.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

             The following is a discussion and analysis of the results of operations of our company and should be read in conjunction with our financial statements and related notes contained in this Form 10-QSB. This Form 10-QSB contains forward-looking statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe” “continue,” or other similar words. You should read statements that contain these words carefully because they discuss our future expectations contain projections of our future results of operations or financial condition or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. However there may be events in the future that we are unable to accurately predict or control. Those events as well as any cautionary language in this registration statement provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in this Form 10-QSB could have a material adverse effect on our business, operating results and financial condition. Actual results could differ materially from current expectations. Among the factors that could effect our actual results and could cause results to differ from those contained in the forward-looking statements contained herein is our ability to expand our customer base, which will be dependent on business, financial and other factors beyond our control, including, among others, seasonal aspects such as the winter months that tend to reduce the frequency of outdoor payphone use in the east coast, ability to increase our size and marketing area by purchasing payphones and locations from independent telephone companies, and whether the public uses our payphones, together with all the risks inherent in the establishment of a new enterprise and the marketing of new products.

PLAN OF OPERATION

             USIP.Com, Inc., (the “Company,” “Our,” “USIP” or “We”), was incorporated under the laws of the State of Utah on April 6, 1978 as Derby Farms, Inc. On January 19, 1982, the Articles of Incorporation were amended and the name of the company was changed to Commerce Oil of Kentucky, Inc. On February 4, 2000 the Articles of Incorporation were amended and the name of our company was changed to USIP.Com, Inc.

             We own, operate and manage privately owned public payphones in New York, Pennsylvania and Massachusetts. Our revenue comes from commissions that we receive from long distance carrier’s operator services and toll free calls. It also comes from the coins that we collect from the payphones that we own as well as from sales, service of payphones and prepaid phone cards that we sell at various locations throughout these states. We enter into site leasing agreements with various business sites that are open to the public. Some of the businesses include but are not limited to retail stores, convenience stores, bars, restaurants, gas stations, colleges and hospitals. The agreements allow us to install our payphones in areas that are accessible to the public. We provide the payphones, install them, and pay all maintenance and operational costs for the term of each lease. We also sell payphones to some of the site owners. We derive income from the sale as well as any commission split that we negotiate with the buyer.

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

RESULTS OF OPERATIONS

             The following discussion is based in part on our unauditedFinancial Statements for the three months ended June 30, 2001 and the unaudited Financial Statements for the three months ended June 30, 2000. Our revenue is derived from the following three general sources.

1. Commission Income.

             Commission income includes commissions from long distance carriers operator services and commissions for toll free calls from all payphones. The commissions for operator services are paid 45 days in arrears. Compensation for toll free calls is billed quarterly and received three and one half months behind the billed quarter.

2. Payphone sales, repairs and pre-paid phone cards.

             We derive income from the sale and repair of a payphone. We can negotiate the sale of a payphone to a site owner when it becomes cost prohibitive to maintain or if a customer offers to buy the phone at a price that is favorable to our company. The new owner or lessee becomes responsible for the maintenance and operational costs of the payphone. We sell pre-paid phone cards at some of our payphone locations. We also derive a profit from any commission split that is negotiated between the parties as a result of a sale or lease of a payphone. Sales and repairs of payphones and the sale of pre-paid phone cards are not subject to the same collection delays as the other types of operating income.

3. Coin calls.

             Coin calls represent calls paid for by customers who deposit coins into the payphones. Coin call revenue is recorded as the actual amount of coins collected from the payphones. Some coin collections are made on a daily basis and others more often if the particular payphone has significant usage. The coins are counted in house and deposited weekly.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

REVENUES

             The following discussion is based in part on our unaudited Financial Statements for the three months ended June 30, 2001. Our overall revenue decreased for the months ending June 30, 2001 by $101,850 or 25.8% when compared to the three months ending June 30, 2000. The components making up this decrease are as follows: Commission revenue increased by $40,785; Coin collection decreased by $38,644, this decrease is due to an increase usage of toll free calling such as 1- (800,888,877,866). If a customer makes a toll free call, our payphone does not receive the coins that would normally be inserted for the call, however, we do receive twenty-four cents per call as dial-around compensation. Dial Around revenue decreased by $57,425, when compared to the same period in 2000. The reason for this decrease is due to the failure of some of the interexchange carriers (IXC’s) to timely report the dial around revenue that was earned by our company. Equipment sales decreased by $52,347, this decrease is due to a large one-time sale of $52,040 to an urban hospital in the second quarter of 2000. Phone card sales, repairs and service, and ATM revenue added $5,781 to our revenue streams when compared to the period ending June 30, 2000.

COST OF SALES

             Our cost of sales increased during the second quarter by $18,671 or 9.1%. We purchased approximately sixty-one payphones and locations, which increased our costs of sales. Telecommunication costs increased by $38,674 because we provided telephone service to 1,630 payphones in 2001 as compared to 1495 payphones in 2000. Commissions payable decreased by $8,156 due to a decrease in payphone usage. We believe that this decrease is a result of the increased use of cellular phones and pre-paid phone cards. Some site owners are no longer receiving commissions because those locations are not producing enough revenue. These locations are being invoiced monthly for payphone services. Contractors’ fees increased by $20,684 this quarter. We hired three independent contractors to handle the additional territories. Cost of sales for repairs and service, travel, deprecation and supplies decreased by $32,531. We believe that this decrease occurred because we did not have to upgrade, and repair as many phones as in the second quarter of 2000.

OPERATING AND ADMINISTRATIVE EXPENSES

             Operating expenses decreased by $97,337 over the same period in 2000. We believe that this decrease is a result of our continuing efforts at trying to reduce our costs. Salaries, payroll taxes, telephone, professional fees, utilities and office expenses decreased by $111,798 when compared to the first three months of 2000. Insurance, utilities, vehicle expense, rent, outside services, and travel and entertainment added $14,461 to the operating expenses when compared to second quarter of 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

REVENUES

             Our overall revenue decreased for the months ending June 30, 2001 by $32,556 or 5.2% when compared to the six months ending June 30, 2000. The components making up this decrease are as follows: Commission revenue increased by $77,257, this increase can be attributed to the purchase of new routes from small independent phone companies as well as increased payphone installation in existing areas. Coin collection decreased by $14,656; Dial Around revenue decreased by $57,555, when compared to the same period in 2000. Our equipment sales decreased by $55,080 when compared to 2000. Phone card sales, repairs and service, and ATM revenue added $17,478 to our revenue streams when compared to the period ending June 30, 2000.

COST OF SALES

             Our cost of sales increased during the first six months of 2001 by $91,084 or 24% from $379,708 in 2000 to $470,792 in 2001. Telecommunication costs increased by $116,109 over the same period of 2000. Commissions payable decreased by $22,851 due to a decrease in payphone usage. We believe that this decrease is a result of the increased use of cellular phones and pre-paid phone cards. Contractors’ fees increased by $25,908 because we hired some independent contractors on an as needed basis to service some of the newly acquired payphones and routes. Repairs, travel, depreciation, and supplies were reduced by $28,082 when compared to the same six months of 2000.

OPERATING AND ADMINISTRATIVE EXPENSES

             Operating expenses decreased overall by $48,933 from the first six months of 2000 to the first six months of 2001. This decrease is a result of our continuing efforts to reduce costs overall.

LIQUIDITY AND CAPITAL RESOURCES

             Our primary sources of liquidity have been cash from operations and borrowing under various credit facilities. On April 2000, we entered into an agreement with Lilly Beter Capital Group, Ltd. to obtain a revolving line of credit. This line of credit has a maximum borrowing of $200,000 of which $70,000 was outstanding on June 30, 2001.

             Capital expenditures for the three months ended June 30, 2001 were $24,400. These expenditures were for the purchase of payphone assets from Dunkirk & Fredonia Telephone Company, an Independent Telephone Operating Company (ITOC).

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

             On April 5, 2001, the FCC released an order that is expected to have a significant impact on the obligations of telecommunications carriers to pay dial-around compensation to PSPs. The effect of the decision is to clarify thatthe first carrier to handle a dial-around call originating from a pay telephone has the obligation to track and pay compensation on the call, regardless of whether other carriers may subsequently transport or complete the call. Under the FCC ruling, implementation of this system modification is scheduled to occur on November 27, 2001. We believe that this modification to the dial-around compensation system will result in a significant increase to the number of calls upon which we are able to collect such compensation. Because, however, the FCC ruling is potentially subject to administrative reconsideration or judicial appeal and the system modification is as yet untested, no assurances can be given as to the precise timing or magnitude of revenue impact that will flow from the decision.

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

COMPETITION

             We compete for payphone locations directly with Regional Bell Operating Companies (RBOCs), such as Verizon Communications, Local Exchange Companies (LECs) such as Citizens Communications and Alltel Corporation, and other Independent Payphone Providers (IPPs) such as Davel Communications. We also compete, indirectly, with long-distance companies, which can offer Location Owners commissions on long-distance calls made from LEC-owned payphones. Most LEC long-distance companies and some IPPs may have substantially greater financial, marketing and other resources than our company.

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

PART II  OTHER INFORMATION.

Item 1.	Legal Proceedings.
Not applicable.

Item 2.	Changes in Securities and Use of Proceeds.
Not applicable.

Item 3	Defaults Upon Senior Securities.
Not applicable.

Item. 4.	Submission of Matters to a Vote of Security Holders.
Not applicable.

Item 5.	Other Information.
Not applicable.

Item 6.	Exhibits and Reports on Form 8-K.
(a) Exhibits.

The following exhibits required by Item 601 of Regulation S-B are attached.

There were no Exhibits filed with this report.

(b) Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 13, 2001
USIP.Com, Inc.

(Registrant)

/s/ Craig Burton

President