Form 10QSB
period 2001-09-30
USIP COM INC
filed 2001-11-13
CIK 1119721

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2001

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____ to ____

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

Yes   ☒                                                  No   ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,619,388 shares of Common Stock, $.01 par value, were outstanding as of November 8, 2001.

Transitional Small Business Disclosure Forms (check one):

Yes   ☐                                                  No   ☒

USIP.COM, INC.

INDEX TO FORM 10-QSB

September 30, 2001

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

USIP.COM, INC

CONSOLIDATED BALANCE SHEET

	Unaudited September 30, 2001	Audited December 31, 2000
ASSETS
CURRENT ASSETS
Cash	$21,491	117,619
Commissions and Sales Receivable, Net	209,275	166,033
Inventory	51,625	36,250
Prepaid Insurance	2,546	-
TOTAL CURRENT ASSETS	284,937	319,902

FIXED ASSETS
Telephone and Office Equipment	1,922,836	1,846,572
Vehicle	74,542	74,542
	1,997,378	1,921,114
Less: Accumulated Depreciation	(467,246)	(310,711)
Net Fixed Assets	1,530,132	1,610,403

TOTAL ASSETS	$1,815,069	$1,930,305

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$282,503	203,809
Line of Credit	215,952	98,886
Accrued Payroll and Payroll Taxes	10,671	5,345
Accrued State Gross Receipts Taxes	4,348	20,642
Other Accrued Expenses	16,891	1,508
Current Portion of Long-Term Debt	4,200	13,990
TOTAL CURRENT LIABILITIES	534,565	344,180

LONG-TERM LIABILITIES
Long-Term Debt, Less Current Portion	39,695	39,238
TOTAL LIABILITIES	574,260	383,418
STOCKHOLDERS' EQUITY
Common Stock, $.01 par value 25,000,000	176,194	176,194
Shares authorized, 17,619,388 shares issued and outstanding

Additional Paid In Capital	1,378,673	1,382,358

Retained Earnings	(314,058)	(11,665)
TOTAL STOCKHOLDERS' EQUITY	1,240,809	1,546,887

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,815,069	$1,930,305

See Accountant's Report and Notes to Financial Statement

USIP.COM, INC
CONSOLIDATED STATEMENT OF INCOME (LOSS)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
SALES
Commissions	$51,952	$74,435	$214,367	$152,251
Coin Collections	117,956	155,330	355,144	404,864
Dial Around	87,355	92,430	178,288	270,046
Phone Card Sales	21,316	-	62,799	3,070
Equipment Sales	985	10,624	15,605	69,875
Atm Revenue	4,286	-	8,891	-
Service and Repair Sales	28,893	31,920	67,413	50,214
Total Sales	312,743	364,739	902,507	950,320

COST OF SALES
Telecommunications Costs	143,631	145,914	493,628	553,489
Commissions	7,246	2,507	17,841	40,092
Repairs and Service Supplies	-	22,591	4,810	38,506
Other Direct Expenses - Travel	5,488	4,810	14,459	24,782
Depreciation	53,750	80,913	161,250	161,076
Subcontractors	20,163	13,355	59,843	17,095
Supplies	1,333	982	1,803	1,878
Total Cost of Sales	231,611	271,072	753,634	836,918

GROSS PROFIT	81,132	93,667	148,873	113,402

OPERATING EXPENSES
Officers' Salaries	16,770	-	52,100	-
Salaries and Wages	42,231	57,595	123,947	151,338
Payroll Taxes	5,032	8,691	18,863	25,656
Insurance	16,036	12,094	48,601	32,265
Office Expense	15,278	7,801	28,489	5,483
Telephone	6,220	8,476	19,506	62,920
Utilities	1,523	1,872	7,765	5,930
Vehicle Expenses	3,501	4,773	18,818	7,880
Rent	18,952	18,035	55,633	43,540
Professional Fees	8,715	5,590	35,215	5,590
Travel & Entertainment	2,153	-	5,477	-
Outside Services	9,935	6,576	21,824	6,286
Total Operating Expenses	146,346	131,503	436,238	346,888

OPERATING INCOME (LOSS)	(65,214)	(37,836)	(287,365)	(233,486)

OTHER INCOME (EXPENSE)
Interest Expense	(7,929)	(4,357)	(15,115)	(8,783)
NY State Gross Receipts Tax	(5,488)	(425)	-
Interest Income	57	1,624	299	5,238
Total Other Income	(7,872)	(8,221)	(15,241)	(3,545)

NET INCOME (LOSS)	$(73,086)	$(46,057)	$(302,606)	$(237,031)

Weighted Common Shares Outstanding	17,619,388	17,619,388	17,619,388	17,619,388

Net Loss per Common Share	$-	$-	$-	$-
	x	x	x	x

See Accountant's Report and Notes to Financial Statement

USIP.COM, INC
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months September 30, 2001	Twelve Months December 31, 2000
	Unaudited	Audited
Cash Flows From Operating Activities:
Net (Loss)	$(302,393)	$(283,865)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Depreciation Expense	161,250	214,769
(Increase) Decrease in Commissions and Sales Receivables	(43,242)	28,167
(Increase) in Inventory	(15,375)	(14,816)
(Increase) Decrease in Prepaid Insurance	(2,546)	9,889
Decrease in Due From Related Parties		-
Increase in Accounts Payable	78,694	72,402
Increase (Decrease) in Accrued Expenses and Wages	20,709	(7,155)
Increase (Decrease) in Accrued State Gross Receipts Taxes	(16,294)	7,985

Net cash provided (used) by operating activities	(119,197)	27,376

Cash Flows From Investing Activities:
Acquisition of Equipment	(80,979)	(68,814)
Stockholder Capital Contributions	-

Net cash provided (used) by investing activities	(80,979)	(68,814)

Cash Flows From Financing Activities:
Proceeds Received from Line of Credit	113,381	70,000
Principal Payments on Long-term Debt	(9,333)	(6,801)
Proceeds from Issuance on Notes Payable	-	80,945
Proceeds from Issuance of Stock	-	5,500

Net cash provided (used) by financing activities	104,048	149,644

Net Increase in cash	(96,128)	108,206

Cash - Beginning of Period	117,619	9,413

Cash - End of Period	$21,491	$117,619

		x
Supplemental Disclosures of Cash Flow Information:
Cash Paid During Period The Period For:
Interest	$15,115	$9,755
Income Taxes	$-	$-

See Accountant's Report and Notes to Financial Statement

USIP.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

(unaudited)

NOTE 1.     SUMMARY INFORMATION

The accompanying unaudited consolidated financial statements include the accounts of USIP.Com, Inc. and our two wholly owned subsidiaries: Datone, Inc., and NB Payphones Ltd. All significant inter-company amounts have been eliminated. Our unaudited consolidated financial statements present herein, should be read in conjunction with the audited consolidated financial statements of our company as of and for the year ended December 31, 2000. In the opinion of our management, the unaudited consolidated financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

We prepare our consolidated financial statements in accordance with generally accepted accounting principles, which require that management make estimates and assumptions that affect reported amounts. Actual results could differ from these estimates.

NOTE 2.     ASSET ALLOCATION

                As of September 30, 2001, we own and operate a network of approximately 1,386 payphones in three states. This number reflects a reduction of 244 payphones from the number reported in June 30, 2001 due to our ongoing strategy of identifying and removing unprofitable payphones. Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment. If the site owner does not purchase the payphone, we remove it from the site. Our installed payphone base generates revenue through coin calls (local and long-distance), non-coin calls (calling card, credit card, collect, and third party billed calls using our preselected operator service).

NOTE 3.     NOTES PAYABLE AND CAPITAL EXPENDITURES

In the third quarter of 2001, we have notes payable to our banking institution of $105,952. We have an additional, unsecured line of credit with Lilly Beter Capital Group, Ltd. in the amount of $200,000. As of this date $110,000 has been used in part to fund the purchase of the payphones routes. We intend to use the remaining monies for our continued expansion.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The following is a discussion and analysis of the results of operations of our company and should be read in conjunction with our financial statements and related notes contained in this Form 10-QSB. This Form 10-QSB contains forward-looking statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe” “continue,” or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or financial condition or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are unable to accurately predict or control. Those events as well as any cautionary language in this registration statement provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in this Form 10-QSB could have a material adverse effect on our business, operating results and financial condition. Actual results could differ materially from current expectations. Among the factors that could effect our actual results and could cause results to differ from those contained in the forward-looking statements contained herein is our ability to expand our customer base, which will be dependent on business, financial and other factors beyond our control, including, among others, seasonal aspects such as the winter months that tend to reduce the frequency of outdoor payphone use on the east coast, ability to increase our size and marketing area by purchasing payphones and locations from independent telephone companies, and whether the public uses our payphones, together with all the risks inherent in the establishment of a new enterprise and the marketing of new products.

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

We own, operate and manage privately owned public payphones in New York, Pennsylvania and Massachusetts. Our revenue comes from commissions that we receive from long distance carrier’s operator services and toll free calls. Revenue also comes from the coins that we collect from our payphones as well as from sales, service of payphones and prepaid phone cards that we sell at various locations throughout these states. We enter into site leasing agreements with various business sites that are open to the public. Some of the businesses include but are not limited to retail stores, convenience stores, bars, restaurants, gas stations, colleges and hospitals. The agreements allow us to install our payphones in areas that are accessible to the public. We provide the payphones, install them, and pay all maintenance and operational costs for the term of each lease. We also sell payphones to some of the site owners. We derive income from the sale as well as any commission split that we negotiate with the buyer.

PLANS FOR FISCAL YEAR 2001.

Our plans of operation for the remainder of our 2001 fiscal year will consist of the following activities:

•      continue to evaluate the acquisition of more payphones and new site leasing arrangements that will enhance our business plan;

•      expand our customer base in existing areas; and

•      develop a marketing plan and infrastructure that can help us grow into the next year.

RESULTS OF OPERATIONS

The following discussion is based in part on our unauditedFinancial Statements for the three months ended September 30, 2001 and the unaudited Financial Statements for the three months ended September 30, 2000. Our revenue is derived from the following three general sources.

1. Commission Income.

Commission income includes commissions from long distance carrier’s operator services, and dial around compensation for toll free calls from all payphones. The commissions for operator services are paid 45 days in arrears. Dial around compensation for toll free calls is billed quarterly and received three and one half months behind the billed quarter.

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

3. Coin calls.

Coin calls represent calls paid for by customers who deposit coins into the payphones. Coin call revenue is recorded as the actual amount of coins collected from the payphones. Coin collections are made on a daily basis.  The coins are counted in house and deposited weekly.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

The following discussion is based in part on our unaudited Financial Statements for the three months ended September 30, 2001. Our overall revenue decreased for the months ending September 30, 2001 by $51,996 or 14.24% when compared to the three months ending September 30, 2000. This decrease was primarily attributable to the removal of unprofitable payphones. The number of payphones that we had in service went from 1554 at September 30, 2000 to 1386 at September 30, 2001. We experienced lower call volumes due to increased competition from the wireless communications industry, resulting in lower average revenue per phone.

Commission revenue decreased by $22,483 while coin collection decreased by $37,374. Dial Around revenue decreased by $5,075, when compared to the same period in 2000. The decrease is attributable to fewer phones, which results in fewer long distance calls made per payphone. Equipment sales decreased by $9,639 over the same period in 2000. Phone card sales, repairs, service, and ATM revenue added $22,575 to our revenue stream when compared to the period ending September 30, 2000. This increase occurred because we experienced an increase in sales of pre-paid phone cards as well as an increase in local service that we provided to our customers.

COST OF SALES

Our cost of sales decreased during the third quarter by $39,461 or 14.55%. Telecommunication costs decreased by $2,283 because as we reduced the number of payphones that we own, we reduced the amount of money that we have to pay to local exchange companies. Commissions payable increased by $4,739 due to an increase in phone card sales. Contractors’ fees increased by $6,808. Although we have fewer payphones, our independent contractors must travel over a larger geographic territory. Our cost of sales for repairs, service, travel, deprecation and supplies decreased by $48,725. We believe that this decrease occurred because we had fewer phones to upgrade, and repair, and because we are continuing our efforts to reduce costs overall.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $14,843 over the same period in 2000. Salaries, payroll taxes, telephone, utilities and vehicle expense decreased by $6,130 when compared to the third quarter of 2000. Insurance, office expense, rent, professional fees, outside services, and travel and entertainment added $20,973 to the operating expenses when compared to the third quarter of 2000.

Operating and administrative expenses consist of employee costs and other operating expenses. Employee costs consist of salaries, wages, employee benefits and payroll taxes. Other operating expenses consist of insurance (other than health), rent, professional fees, property and school taxes.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

Our overall revenue decreased for the nine months ending September 30, 2001 by $47,813 or 5% when compared to the nine months ending September 30, 2000. The components making up this decrease include commission revenue, which increased by $62,116; this increase can be attributed to some of our high traffic routes from small independent phone companies as well as our continuing efforts towards increasing payphone installation in existing areas. Coin collection decreased by $49,720 and dial around revenue decreased by $91,758, when compared to the same period in 2000. Equipment sales decreased by $54,270, this decrease is due in part to a large one time sale of $52,040 to an urban hospital in the second quarter of 2000. Phone card sales added $59,729 to our revenue stream. We believe that this increase occurred because we were able to get site owners to place phone card vending machines in areas of high traffic. Repairs, service, and ATM revenue added $26,090 to our revenue stream when compared to the period ending September 30, 2000. This increase is attributable to an increase in sales of pre-paid phone cards and an increase in local service being provided to our customers.

Cost of Sales

Our cost of sales decreased during the third quarter by $83,284 or 9.95% from $836,918 to $753,634. Telecommunication costs decreased by $59,861, because of a decrease in payphone usage. We believe that this is a result of the increased use of cellular phones and pre-paid phone cards. Commissions payable decreased by $22,251 because some site owners are no longer receiving a commission, and in most cases they are being invoiced monthly for payphone services. Contractors’ fees increased by $42,748 because although we have fewer payphones, we still have a larger geographic territory that our independent contractors have to cover. Repairs, travel, depreciation, and supplies were reduced by $43,920 when compared to the same nine months in 2000.

Operating and Administrative Expenses

Operating expenses increased by $89,350 over the same period in 2000. This is due to an increase of $17,916 in salaries and wages. Insurance, office supplies, vehicle expense, travel, entertainment and outside services increased by $29,716. Rent and professional fees increased by $41,718.

ADDITIONAL CAPITAL FINANCING IN THE FUTURE

We may be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, accelerate product development and deployment. We may be required to respond to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities. We cannot be certain we will be able to find such additional financing on reasonable terms, or at all. If we are unable obtain additional financing when needed, we could be required to modify our business plan in accordance with the extent of available financing. We also may not be able to accelerate the development and deployment of our products, respond to competitive pressures, develop or enhance our products or take advantage of unanticipated opportunities.

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

On April 5, 2001, the FCC released an order that is expected to have a significant impact on the obligations of telecommunications carriers to pay dial-around compensation to PSPs. The effect of the decision is to clarify that the first carrier to handle a dial-around call originating from a pay telephone has the obligation to track and pay compensation on the call, regardless of whether other carriers may subsequently transport or complete the call. Under the FCC ruling, implementation of this system modification is scheduled to occur on November 27, 2001. We believe that this modification to the dial-around compensation system will result in a significant increase to the number of calls upon which we are able to collect such compensation. Because, however, the FCC ruling is potentially subject to administrative reconsideration or judicial appeal and the system modification is as yet untested, no assurances can be given as to the precise timing or magnitude of revenue impact that will flow from the decision.

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

Dated: November 9, 2001

USIP.Com, Inc.

(Registrant)

/s/ Craig Burton

President