Form 10KSB
period 2001-12-31
USIP COM INC
filed 2002-04-01
CIK 1119721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD                       TO                     .

COMMISSION FILE NUMBER 0-31193

USIP.COM, INC.

(Name of small business issuer as specified in its charter)

UTAH	16-1583162
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7325 Oswego Rd.
Liverpool, N.Y.	13090
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (315) 451-7515

Securities Registered Pursuant to Section 12(b) of The Exchange Act: None

Securities Registered Pursuant to Section 12(g) of The Exchange Act:

(Title of Class)
Common Stock, $.01 Par Value

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year: $1,104,385.

As of December 31, 2001 the aggregate market value of the common stock held by non-affiliates was approximately $5,901,013.56 based upon the closing price on December 31, 2001 of $1.41. As of December 31, 2001, there were 17,619,388 shares of common stock outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes ☐  No ☒

PART I

ITEM 1.                        DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

USIP.Com, Inc. (“USIP,” the “Company,” “we,” “our” or “us”) was incorporated under the laws of the State of Utah on April 6, 1978 as Derby Farms, Inc. On January 19, 1982 our Articles of Incorporation were amended and the name of our company was changed to Commerce Oil of Kentucky, Inc. On December 31, 1983 our Certificate of Incorporation was suspended for failure to file an annual report. On December 20, 1984 we filed a petition for relief under Chapter Eleven of the United States Bankruptcy Code. The case was filed in The United States Bankruptcy Court, Middle District of Tennessee. The case was converted to Chapter Seven on July 1, 1986. On September 1, 1992 the court signed a Final Decree, and the case was closed. Our Certificate of Incorporation was reinstated on June 18, 1992 by the Utah Department of Commerce, Division of Corporations.

On January 31, 2000, Datone Communications, Inc., (“Datone”), a New York corporation and an independent payphone provider (“IPP”) merged into our company. All the Datone shares were retired. Datone shareholders received 7,268,388 restricted shares of common stock for their stock. On February 4, 2000 we amended the Articles of Incorporation and changed our name to USIP.Com, Inc.

On April 29, 2000 we purchased all the shares of NB Payphones, Ltd., (“NB”), the owner of 466 payphones in Pennsylvania and Cointel Leasing, Inc., (“Cointel”), the owner of 45 payphones in Syracuse, New York, from Riviera Bay Holding Trust, a Gibraltar Trust, for 8,750,000 restricted shares of our common stock. NB is a USIP wholly owned subsidiary. On April 29, 2000 we entered into a two hundred thousand dollar ($200,000), unsecured line of credit with Lilly Beter Capital Group, Ltd., with interest at the rate of ten percent per annum. These funds will be used to purchase and upgrade telephones that will be placed at new locations.

On August 30, 2000 we incorporated Datone, Inc. as a Delaware company. Datone, Inc. is a USIP wholly owned subsidiary. All the revenue generating assets and related expenses that we received from the Datone Communications Merger were subsequently moved via an intercompany transfer from USIP into Datone, Inc. Datone, Inc., was capitalized with $1,017. All of the Datone, Inc., shares were given to USIP. On October 1, 2000 we merged Cointel into Datone, Inc. by way of an inner company transaction. Management decided that it would not benefit our company to have two companies that are in the same business and location; we therefore combined the two in an effort to save money.

On February 1, 2001 Datone Inc. purchased 91 payphones and related equipment from Chautauqua & Erie Telephone Corporation for $50,050. On June 1, 2001 Datone Inc. purchased 61 payphones and related equipment of Dunkirk & Fredonia Telephone Company for $24,400.

As of December 31, 2001 we owned and operated a network of approximately 1,386 payphones in three states. Our installed payphone base generates revenue through coin calls (local and long-distance), non-coin calls (calling card, credit card, collect, and third-party billed calls using our pre-selected operator services providers such as Qwest, ESS Communications, and Pacific Telemanagement Services) and dial-around calls (utilizing a 1-800, 1010XXX or similar “toll free” dialing method to select a carrier other than our pre-selected carrier).

INDUSTRY OVERVIEW

Today’s telecommunications marketplace was principally shaped by the 1984 court-approved divestiture by AT&T of its local telephone operations (the “AT&T Divestiture”) and the many regulatory changes adopted by the FCC and state regulatory authorities in response to and subsequent to the AT&T Divestiture, including the authorization of the connection of competitive or independently owned payphones to the public switched network. The “public switched network” is the traditional domestic landline public telecommunications network used to carry, switch and connect telephone calls. The connection of independently owned payphones to the public switched network has resulted in the creation of additional business segments in the telecommunications industry. Prior to these developments, only the consolidated Bell system or independent LECs were permitted to own and operate payphones. Following the AT&T Divestiture and subsequent FCC and state regulatory rulings, the independent payphone sector developed as a competitive alternative to the consolidated Bell system and other LECs by providing more responsive customer service, lower cost of operations and higher commissions to the owners or operators of the premises at which a payphone is located (“Location Owners”).

Prior to the AT&T Divestiture, the LECs could refuse to provide payphone service to a business operator or, if service was installed, would typically pay no or relatively small commissions for the right to place a payphone on the business premises. Following the AT&T Divestiture and the FCC’s authorization of payphone competition, IPPs began to offer Location Owners higher commissions on coin calls made from the payphones in order to obtain the contractual right to install the equipment on the Location Owners’ premises. Initially, coin revenue was the only source of revenue for the payphone operators because they were unable to participate in revenues from non-coin calls. However, the operator service provider (“OSP”) industry emerged and enabled the competitive payphone operators to compete more effectively with the regulated telephone companies by paying commissions to payphone owners for non-coin calls. For the first time, IPPs were able to receive non-coin call revenue from their payphones. With this incremental source of revenue from non-coin calls, IPPs were able to compete more vigorously on a financial basis with RBOCs and other LECs for site location agreements, as a complement to the improved customer service and more efficient operations provided by the IPPs. As part of the AT&T Divestiture, the United States was divided into Local Access Transport Areas (“LATAs”). RBOCs were authorized to provide telephone service that both originates and terminates within the same LATA (“intraLATA”) pursuant to tariffs filed with and approved by state regulatory authorities. RBOCs typically provide payphone service primarily in their own respective territories, and are now authorized to share in the payphone revenues generated from telecommunications services between LATAs (“interLATA”). Long-distance companies, such as Sprint, AT&T, MCI Verizon of New York and Worldcom, provide interLATA services, and in some circumstances, also provide local or long-distance service within LATAs. An interLATA long-distance telephone call generally begins with an originating LEC transmitting the call from the originating payphone to a point of connection with a long-distance carrier. The long-distance carrier, through its owned or leased switching and transmission facilities, transmits the call across its long-distance network to the RBOC or LEC servicing the local area in which the recipient of the call is located. The terminating RBOC or LEC then delivers the call to the recipient.

Our objectives are to continue to review our overall cost structure, improve route density and service quality, monitor and take action on our under performing telephones and place an emphasis on expanding in economically favorable territories. We have implemented the following strategy to meet our objectives.

SMART PAYPHONE TECHNOLOGY

Our payphones utilize “smart” technology which provides voice synthesized calling instructions, detects and counts coins deposited during each call, informs the caller at certain intervals of the time remaining on each call, identifies the need for and the amount of an additional deposit in order to continue the call, and provides other functions associated with the completion of calls. Through the use of a non-volatile, electronically erasable, programmable memory chip, the payphones can also be programmed and reprogrammed from our central computer facilities to update rate information or to direct different types of calls to particular carriers. Our payphones can also distinguish coins by size and weight, report to our central host computer the total amount of coin in the coin box, perform self-diagnosis and automatically report problems to a pre-programmed service number.

MONITORING AND MANAGEMENT INFORMATION SYSTEMS

Our payphones utilize proprietary and non-proprietary software that continuously tracks coin and non-coin revenues from each payphone, as well as expenses relating to each payphone, including commissions payable to the Location Owners. Our technology also allows us to efficiently track and facilitate the activities of our field technicians via interactions from the pay telephone with our computer systems and technical support personnel at our headquarters.

CUSTOMER SERVICE

The technology we use enables us to (i) respond quickly to equipment malfunctions and (ii) maintain accurate records of payphone activity, which can be verified by customers. We strive to minimize “downtime” on our payphones by identifying service problems as quickly as possible. We employ both advanced telecommunications technology and trained field technicians as part of our commitment to provide superior customer service. The records generated through our technology also allow for the more timely and accurate payment of commissions to Location Owners.

OPERATIONS

As of December 31, 2001 and December 31, 2000 we owned and operated approximately 1,386 and 1,578 payphones, respectively.

COIN CALLS

Our payphones generate coin revenues primarily from local calls. Historically, the maximum rate that LECs and IPPs could charge for local calls was generally set by state regulatory authorities and in most cases was $0.25 through October 6, 1997. We charge $0.25 and $0.35 in New York and Massachusetts and $0.35 in Pennsylvania. In ensuring “fair compensation” for all calls, the FCC determined that local coin rates from payphones should be generally deregulated by October 7, 1997, but provided for possible modifications or exemptions from deregulation upon a detailed demonstration by an individual state that there are market failures within the state that would not allow market-based rates to develop. On July 1, 1997, a federal court issued an order that upheld the FCC’s authority to deregulate local coin call rates. In accordance with the FCC’s ruling and the court order, certain RBOCs, LECs and IPPs, including our Company, began to increase rates for local coin calls from $0.25 to $0.35 after October 7, 1997.

Long distance carriers that have contracted to provide transmission services to our payphones typically carry long distance coin calls. We pay a charge to the long-distance carrier each time the carrier transports a long-distance call for which we receive coin revenue from an end user.

NON-COIN CALLS

We also receive revenue from non-coin calls made from our payphones. Traditional non-coin calls include credit card, calling card, prepaid calling card, collect and third party billed calls where the caller dials “0” plus the number or simply dials “0” for an operator.

The services needed to complete a non-coin call include providing an automated or live operator to answer the call, verifying billing information, validating calling cards and credit cards, routing and transmitting the call to its destination, monitoring the call’s duration and determining the charge for the call, and billing and collecting the applicable charge. We have contracted with operator service providers to handle these calls and perform all associated functions, while paying us a commission on the revenues generated.

We realize additional non-coin revenue from various carriers pursuant to the 1996 Telecom Act and FCC regulations as compensation for “dial-around” non-coin calls made from our payphones. A dial-around call is made by dialing an access code for the purpose of reaching a long distance carrier company other than the one designated by the payphone operator or using a traditional “toll free” number, generally by dialing a 1-800/888/877/866 number, a 950-XXXX number or a seven-digit “1010XXXX” code.

Through a series of orders from 1996-1999 the Federal Communications Commission (“FCC”), attempts to address the financial loss created by 800 services, commonly known as “dial around” or “toll free” calls. The FCC requires the sellers of long distance 800 services to pay the payphone owner 24.8 cents per call. These funds are remitted quarterly through a service provided by the American Public Communication Council “APCC”.

If the FCC regulation requiring sellers of long distance 800 services to pay payphone owners 24.8 cents per call is reduced or done away with, it could have a negative effect upon our revenue stream. We have no control over what rules and regulations the state and federal regulatory agencies require us to follow now or in the future. It is possible for future regulations to be so financially demanding that they cause our revenue to decline so much that we could be forced to close our business.

We select locations for our payphones where there is typically high demand for payphone service, such as convenience stores, truck stops, service stations, grocery stores, colleges and hospitals. For many locations, historical information regarding an installed payphone is available because payphone operators are often obligated pursuant to agreements to provide this information to Location Owners for their payphones. In locations where historical revenue information is not available, we rely on our site survey to examine geographic factors, population density, traffic patterns and other factors in determining whether to install a payphone. Our marketing staff attempts to obtain agreements to install our payphones (“Location Agreements”) at locations with favorable historical data regarding payphone revenues. We recognize, however, that recent changes in payphone traffic volumes and usage patterns being experienced on an industry-wide basis warrant a continued assessment of the location deployment of our payphones.

Our location agreements may provide for revenue sharing with the applicable location owners based on fixed percentages of revenues. The agreements also provide for monthly billing of payphone service. We can terminate a location agreement on 30 days’ notice to the Location Owner if the payphone does not generate sufficient revenue.

SERVICE AND MAINTENANCE

We employ field service technicians, who collect coin boxes, and clean and maintain a route of payphones. The technicians also respond to trouble calls made by Location Owners, by users of payphones or by the telephone itself as part of its internal diagnostic procedures. Some technicians are also responsible for the installation of new payphones. Due to the proximity of most of our payphones to our division offices, our polling and electronic tracking and trouble reporting systems, and the ability of the field service technicians to perform on-site service and maintenance functions, we are able to limit the frequency of trips to the payphones as well as the number of employees needed to service the payphones.

CUSTOMERS, SALES AND MARKETING

The Location Owners with whom we contract are a diverse group of small and medium businesses, which are frequented by individuals needing payphone access. The majority of our payphones are located at convenience stores, truck stops, service stations, grocery stores, colleges and hospitals. As of December 31, 2001 our payphone accounts of 20 or more payphones represented approximately 15% of our installed payphone base. Approximately 80% of our customers are a result of acquisitions from (ITOC’s), Independent Telephone Operating Companies.

SERVICE AND EQUIPMENT SUPPLIERS

Our primary suppliers provide payphone components, local line access, and long-distance transmission and operator services. In order to promote acceptance by end users accustomed to using RBOC or LEC-owned payphone equipment, we utilize payphones designed to be similar in appearance and operation to payphones owned by LECs.

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

Our payphones comply with all material regulatory requirements regarding the performance and quality of payphone equipment and have all of the operating characteristics required by the applicable regulatory authorities, including free access to local emergency (911) telephone numbers, dial-around access to all available carriers, and automatic coin return capability for incomplete calls.

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

We provide all technical support required to operate the payphones, such as computers and software and hardware specialists, at our headquarters in Liverpool New York. Our assembly and repair support operations provide materials, equipment, spare parts and accessories to the field. Each of our division offices and each of our technician’s vans maintain inventories for immediate deployment in the field.

MAJOR CUSTOMERS

No individual customer accounted for more than 5% of our consolidated revenues in 2001 and 2000.

COMPETITION

We compete for payphone locations directly with RBOCs, LECs and other IPPs. We also compete, indirectly, with long-distance companies, which can offer Location Owners commissions on long-distance calls made from LEC-owned payphones. We compete with LECs and long-distance companies who may have substantially greater financial, marketing and other resources.

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

Additionally, a number of domestic IPPs continue to experience financial difficulties from various competitive and regulatory factors impacting the pay telephone industry generally, which may impair their ability to compete prospectively. While no assurances can be given, we believe that these circumstances create an opportunity for us to obtain new location agreements and reduced site commissions going forward. There are no guarantees that we will be able to obtain new location agreements that are advantageous to our company.

We compete with long-distance carriers that provide dial-around services that can be accessed through our payphones. Certain national long-distance operator service providers and prepaid calling card providers have implemented extensive advertising promotions and distribution schemes which have increased dial-around activity on payphones owned by LECs and IPPs, including our company, thereby reducing traffic to our primary providers of long-distance service. While we do receive compensation for dial-around calls placed from our payphones, regulatory efforts are underway to improve the collection system and provide us with the ability to collect that portion of dial-around calls that are owed.

REGULATION

The FCC and state regulatory authorities have traditionally regulated payphone and long-distance services, with regulatory jurisdiction being determined by the interstate or intrastate character of the service and the degree of regulatory oversight varying among jurisdictions. On September 20 and November 8, 1996, the FCC adopted initial rules and policies to implement Section 276 of the 1996 Telecom Act. The 1996 Telecom Act substantially restructured the telecommunications industry, included specific provisions related to the payphone industry and required the FCC to develop rules necessary to implement and administer the provisions of the 1996 Telecom Act on both an interstate and intrastate basis. Among other provisions, the 1996 Telecom Act granted the FCC the power to preempt state payphone regulations to the extent that any state requirements are inconsistent with the FCC’s implementation of Section 276.

STATE AND LOCAL REGULATION

State regulatory authorities have been primarily responsible for regulating the rates, terms and conditions for intrastate payphone services. Regulatory approval to operate payphones in a state typically involves submission of a certification application and an agreement by our company to comply with applicable rules, regulations and reporting requirements. The states and the District of Columbia have adopted a variety of state-specific regulations that govern rates charged for coin and non-coin calls, as well as a broad range of technical and operational requirements. The 1996 Telecom Act contains provisions that require all states to allow payphone competition on fair terms for both LECs and IPPs. State authorities also in most cases regulate LEC tariffs for interconnection of independent payphones, as well as the LECs’ own payphone operations and practices.

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

In accordance with requirements under the 1996 Telecom Act, state regulatory authorities are currently reviewing the rates that LECs charge IPPs for local line access and associated services. Local line access charges have been reduced in certain states, and we believe that selected states’ continuing review of local line access charges, coupled with competition for local line access service resulting from implementation of the 1996 Telecom Act, may lead to more options available to us for local line access at competitive rates. We cannot provide assurance, however, that such options or local line access rates will become available.

OUR EMPLOYEES

We currently have six full time employees. We may, from time to time, supplement our regular work force as necessary with temporary and contract personnel. None of our employees are represented by a labor union. We believe we have a good relationship with our employees.

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report (including the foregoing “Description of Business” and the section below entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains forward-looking statements that involve risks and uncertainties. You should exercise extreme caution with respect to all forward-looking statements contained in this report. Specifically, the following statements are forward-looking:

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

•             any statements using the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar words; and

•             any statements other than historical fact.

We believe that it is important to communicate our future expectations to our shareholders. Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions, including, without limitation, the factors listed in “Risks Associated with Our Business.” Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Should any one or more of these or other risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described in this report. There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur.

Any person or entity may read and copy our reports filed with the Securities and Exchange Commission at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC toll free at 1-800-SEC-0330. The SEC also maintains an Internet site at HTTP://WWW.SEC.GOV where reports, proxies and informational statements on public companies may be viewed by the public.

ITEM 2.                        DESCRIPTION OF PROPERTY

We lease approximately 5600 square feet of space in Liverpool, New York and approximately 700 square feet of space in Gibsonia, Pennsylvania. These two locations provide office space and facilities for assembly and repair of payphones.

ITEM 3.                        LEGAL PROCEEDINGS

Not Applicable

ITEM 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

PART II

ITEM 5.                        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

In the third calendar quarter of 2001, our common stock was included in the NASD’s Bulletin Board system under the symbol “USPO”. The following table sets forth for the respective periods indicated the prices of the common stock in the over-the-counter market, as reported and summarized by the OTC Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter Ended	High Bid ($)	Low Bid ($)
September 30, 2001	$0.84	$0.70
December 31, 2001	$1.55	$1.35

Since inception, no dividends have been paid on our common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future. At December 31, 2001, there were approximately 271 holders of record of our common stock.

Any future dividends will be at the discretion of the board of directors, after taking into account various factors, including among others, operations, current and anticipated cash needs and expansion plans, the income tax laws then in effect, the requirements of Utah law, and any restrictions that may be imposed by our future credit arrangements.

Since inception, we have issued the following unregistered securities. Five Thousand Shares of common stock were issued to David Singleton, a resident of the State of Florida, in lieu of a debt owed by our company. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended. Five Hundred Shares of common stock were issued to Paul Abert, a resident of the State of New Jersey, in lieu of a debt owed by our company. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Company’s consolidated financial statements and notes.

Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

Our Company’s revenue for fiscal year 2000 and 2001 is derived from the following three general sources.

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

3.  Payphone sales, repairs and pre-paid phone cards sales. We derive income from the sale and repair of a payphone. We can negotiate the sale, of a payphone to a site owner when it becomes cost prohibitive to maintain or if a customer offers to buy the phone at a price that is favorable to our company. The new owner or lessee becomes responsible for the maintenance and operational costs of the payphone. We sell pre-paid phone cards at some of our payphone locations. Sales and repairs of payphones and the sale of pre-paid phone cards are not subject to the same collection delays as the other types of operating income.

Weather conditions affect our revenue stream because we operate in the northeastern part of the country. Revenues drop off significantly during the winter because most of our phones are outdoors. The spring and summer periods show a significant increase in payphone usage. Revenues are generally lowest in the first quarter and highest in the third quarter.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Revenues

Total revenue decreased in 2001 by $184,737 or 14.33% from $1,289,122 in the year ended December 31, 2000 to $1,104,385 in the year ended December 31, 2001. This decrease was primarily attributable to removal of unprofitable payphone locations. We believe that lower call volumes on our payphones are the result of the growth in wireless and cell phone usage.

Commissions decreased by $36,620, or 14.02% from $261,180 in the year ended December 31, 2000 to $224,560 in the year ended December 31, 2001. The amount of $261,180 for Commissions in 2000 is a combination of $255,380 listed as Commissions and $5,800 listed as reimbursed fees. This decrease was the result of the reduction in payphones; fewer operator assisted calls, the increased use of wireless and cell phones as well as the increased use of prepaid calling cards.

Coin call revenues decreased by $75,831 or 13.94% from $543,900 in 2000 to $468,069 in 2001. The decrease in coin call revenue was primarily attributable to our ongoing strategy of removing unprofitable payphones. We believe that the increased competition from wireless and other public communication services also impacted our revenue.

Non-coin call revenue, which is comprised primarily of dial-around revenue and operator service revenue decreased by $97,039 from $310,136 in 2000 to $213,097 in 2001 or approximately 31.3%. This decrease was primarily attributable to the removal of unprofitable phone locations and lower call volumes on our payphones. We believe that lower call volumes are a result of the overall growth in cell phone and wireless communication use by the public. In addition, the dial-around decreased because of slow payment as well as underpayment of dial-around revenues caused by deficiencies in the established payment and tracking process now under regulatory review by the FCC.

Service & Repair Sales increased by $18,819 from $70,436 in 2000 to $89,255 in 2001. Equipment sales decreased by $59,519, this decrease is due in part to a large one time sale of $52,040 to an urban hospital in the second quarter of 2000. Phone card sales increased by $50,179 from $24,415 in 2000 to $74,594 in 2001. We placed phone card vending machines in high traffic areas in an effort to maximize their use. In the second quarter of 2001 we first reported ATM machines as a small source of revenue. ATM’s added $15,273 to our overall revenue in 2001. We operated three ATM machines at three different locations. They provided revenue from transaction fees and surcharges that we received on every transaction completed by the customer.

Cost of Sales

Our overall cost of sales increased for the year ending December 31, 2001 by $152,031 or 16.76% from the year ending December 31, 2000. Telecommunication costs increased by $34,885 because we provided telephone service to 1,730 payphones in 2001 as compared to 1,578 payphones in 2000. The increased number of payphones for 2001 was a result of the Chautauqua & Erie, and Dunkirk & Fredonia acquisitions. As of December 31, 2001, we operated a network of approximately 1,386 payphones in three states. We continued to remove phones that were no longer profitable. When a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment. If the site owner does not purchase the payphone, we remove it from the site. Our installed payphone base generates revenue through coin calls (local and long-distance), non-coin calls (calling card, credit card, collect, and third party billed calls using our pre-selected operator service).

Commissions payable decreased by $13,597 from $38,521 in 2000 to $24,924 in 2001. We believe this was due to a decrease in payphone usage. Approximately 50% of our site owners are no longer receiving a commission. Most of them are being invoiced monthly for payphone services. Contractor fees increased by $40,610 from $36,197 in 2000 to $76,807 in 2001. We believe that this was a result of the larger geographical area that our Contractors must cover in order to maintain our phones. We had depreciation of $214,769 in 2000 and $303,887 in 2001. The increase of $89,118 in depreciation is due directly to the acquisition of 152 payphones and related equipment in 2001 and a full year of depreciation taken on assets that we acquired in 2000. We own telephone equipment and motor vehicles that provide a service for a number of years. The term of service is commonly referred to as the “useful life” of the asset. Because an asset such as telephone equipment or a motor vehicle is expected to provide service for many years, it is recorded as an asset rather than an expense in the year acquired. A portion of the cost of the long-lived asset is reported as an expense each year throughout the useful life of the asset.

Cost of sales for repairs, service, travel and supplies decreased by $1,239. This was a result of our management team’s ongoing efforts to reduce cost. ATM parts added $2,254 to the cost of sales for 2001. This was the cost associated with parts needed to maintain the machines.

Operation and Administrative Expenses

Operating expenses decreased by $86,930 or 13.59% over the same period in 2000. This decrease is a direct result of our management working to reduce expenses. Salaries and wages increased in 2001 by $7,816 over the same period in 2000. Related payroll taxes decreased by $8,200. Insurance expense increased by $6,440 in 2001 when compared to 2000. We changed insurance companies and increased our coverage in an effort to protect our company. Rent increased by $9,068 when compared to 2000. This increase reflects a full year of rental payments in 2001 for office space in Pennsylvania and approximately seven months of rental payments for extra storage space in New York. Telephone, utilities, office, bad debt and other miscellaneous expenses together account for a decrease of $131,176 when compared to the same period ending December 31, 2000. Professional fees increased by $19,887 over 2000. Professional fees include attorneys and accountants. Expenses for outside services increased by $8,138 over 2000. This expense was the result of temporary employees we hired in 2001. Vehicle expense increased by $1,097 in 2001 when compared to 2000. This expense includes the cost of maintenance for five vehicles.

Interest expense in the year ended December 31, 2001 increased by $11,097 from $9,755 in the year ended December 31, 2000 to $20,852 in the year ended December 31, 2001. This increase is attributable to increased borrowing levels related to our two lines of credit. We borrowed $114,066 more in 2001 than in 2000.

As of December 31, 2001, we have a note payable to Key Bank in the amount of $102,952. We were able to reduce the principle balance of this note by $5,200 between June 2001 and December 31, 2001. We have an additional unsecured line of credit with the Lilly Beter Capital Group, Ltd. in the amount of $200,000. As of December 31, 2001 we have used $110,000 in part to fund the purchase of payphone routes.

The increased use of the cellular telephone has substantially impacted the public’s use of payphones, and we believe that the trend will continue to increase as the cost for cellular usage declines. However, we have attempted to minimize some of the impact from cellular use by avoiding traditional travel locations where cellular use is high. There are no guarantees that we will be successful in minimizing the effects of increased cellular usage. We intend to increase revenue by advertising. We do not plan to expend large sums of money to advertise. The advertisement will be affixed to each payphone booth.

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

We also plan to expand our company by purchasing the assets of other companies or merging other companies that are not in the telecommunications business into our merger subsidiaries. We intend to enter into deals with individuals or companies who have an established track record and revenue stream as well as assets that will enhance our growth. The analysis of potential business acquisitions or mergers will be undertaken by or under the supervision of our management. They will rely on their own collective business judgment in evaluating businesses that we might acquire. There is no assurance that any of these companies will be successful in the future

The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. Because we have limited capital, we must be very selective about which entity we will do business with. We intend to seek opportunities that demonstrate the potential of long-term growth as opposed to short-term earnings.

No assurance can be given that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to our company or our stockholders. We do not propose to restrict our search for investment opportunities to any particular geographical area or industry.

To a large extent, a decision to participate in a specific business deal will be made after we analyze the quality of the other company’s management and personnel, the acceptability of new products or marketing concepts, the merit of their technology or product, the perceived benefit the company will derive from becoming a publicly held entity, and numerous other factors which are difficult to analyze. We anticipate that the historical operations of a specific business may not be indicative of the potential for future success. We may need to shift marketing approaches, expand significantly, change product emphasis, change management, or make other changes that meet our business requirements.

We will consider, among other things, the following factors:

•                  Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

•                  Our perception of how any particular business opportunity will be received by the investment community and by our stockholders;

•                  Capital requirements and anticipated availability of required funds, to be provided by us;

•                  The extent to which the business opportunity can be advanced;

•                  Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

•                  Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

•                  The cost of our participation as compared to the perceived tangible and intangible values and potential; and

•                  The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

We may consider some or all of these factors in the selection of a business opportunity, and our management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of our limited capital available for investigation and management’s limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the assets or company to be acquired.

We cannot predict when we might locate target assets or companies. We anticipate that the analysis of specific proposals and the selection of business opportunities could take many months to finalize. Prior to making a decision to participate in a purchase or merger, we will usually request written materials from the business. This request will ask for a variety of information which may include but is not limited to a description of products and services, a company history, management resumes, financial information, relevant contracts, available projections with related assumptions upon which they are based, an explanation of proprietary products and services, evidence of existing patents, trademarks, or service marks, or rights thereto, present and proposed forms of compensation to management, a financial plan of operation and estimated capital requirements, as well as any other information deemed relevant.

We anticipate that the investigation of specific business opportunities, the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial time and attention by management as well as substantial costs for accountants, attorneys, consultants and other necessary professionals. If we abandon a merger or acquisition, the costs incurred for investigation will be lost. Because many providers of goods and services require payment at the time, or soon after the goods or services are provided, our inability to pay until an indeterminate future time may delay or make it impossible to complete a merger or acquisition.

RISKS ASSOCIATED WITH OUR BUSINESS

In addition to the other information in this report, the following risks should be considered carefully in evaluating our business and prospects:

UNLESS WE CAN REVERSE OUR HISTORY OF LOSSES, WE MAY HAVE TO DISCONTINUE OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in fiscal years 2000 through 2001, and the losses are projected to continue in 2002. Our net losses were $11,665 and $556,310 for fiscal years ended 2000, 2001 respectively. We have been concentrating on the development of our products, services and business plan. Our management believes that we can be profitable and that our business plan will be successful; however, there is no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

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

WE WILL NEED ADDITIONAL CAPITAL FINANCING IN THE FUTURE.

We may be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, accelerate product development and deployment, respond to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities. We cannot be certain we will be able to find such additional financing on reasonable terms, or at all. If we are unable to obtain additional financing from Lilly Beter Capital Group, Ltd. or Key Bank, when needed, we could be required to modify our business plan in accordance with the extent of available financing.

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

WE MAY FAIL TO ENGAGE IN STRATEGIC ACQUISITIONS, WHICH COULD LIMIT OUR FUTURE GROWTH.

One of our strategies for growth is to engage in selective strategic acquisitions of key products, technologies or companies. Our ability to conduct such acquisitions is limited by our ability to identify potential acquisition candidates, obtain necessary financing and consummate the acquisitions. In the event we are unable to identify and take advantage of these opportunities, we may experience difficulties in growing our business. In addition, pursuing acquisition opportunities could divert our management’s attention from our ongoing business operations and result in decreased operating performance.

IF WE ENGAGE IN ACQUISITIONS, WE MAY EXPERIENCE SIGNIFICANT COSTS AND DIFFICULTY ASSIMILATING THE OPERATIONS OR PERSONNEL OF THE ACQUIRED COMPANIES, WHICH COULD THREATEN OUR FUTURE GROWTH.

If we make any acquisitions, we could have difficulty assimilating the operations, technologies and products acquired or integrating or retaining personnel of acquired companies. In addition, acquisitions may involve entering markets in which we have no or limited direct prior experience. The occurrence of any one or more of these factors could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition, pursuing acquisition opportunities could divert our management’s attention from our ongoing business operations and result in decreased operating performance. Moreover, our profitability may suffer because of acquisition-related costs or amortization of acquired goodwill and other intangible assets. Furthermore, we may have to incur debt or issue equity securities in future acquisitions. The issuance of equity securities would dilute our existing stockholders.

IF WE DO NOT INCREASE OUR BRAND AND NAME RECOGNITION, OUR ABILITY TO SELL OUR PRODUCTS WILL BE REDUCED AND OUR BUSINESS AND OPERATING RESULTS WILL SUFFER.

Most of our target customers are small- and medium-sized businesses. We believe that establishing and maintaining recognition in the payphone business is critical for attracting and expanding this targeted customer base because we believe these targeted customers generally prefer to do business with established companies. We also believe that the importance to us of name recognition and reputation will increase as competition in our market increases. Promotion and enhancement of our current or future acquired products will depend on the effectiveness of our marketing and advertising efforts and on our ability to continue providing high-quality products and services. We may not be successful in either regard. If we are not successful, our ability to generate revenue will be limited.

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

OUR FAILURE TO MANAGE PLANNED GROWTH COULD ADVERSELY AFFECT OUR ABILITY TO INCREASE REVENUES AND BECOME PROFITABLE.

If we do not effectively manage our planned growth, our ability to significantly increase revenues and become profitable will be limited. Our growth has strained and will continue to strain our management, financial controls, operations systems, personnel and other resources. If we do not manage our planned future growth effectively, our efforts to increase our customer base and product and service offerings may not be successful. In addition, our planned growth could adversely affect our ability to provide services and technical support in a timely manner and in accordance with customer expectations. To manage growth of our operations, we must:

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

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS OR MAY BE SUED BY THIRD PARTIES FOR INFRINGEMENT OF THEIR PROPRIETARY RIGHTS.

The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of trade secret, copyright or patent infringement. We may inadvertently infringe a patent of which we are unaware. In addition, because patent applications can take many years to issue, there may be a patent application now pending of which we are unaware that will cause us to be infringing when it is issued in the future. If we make any acquisitions, we could have similar problems in those industries. Although we are not currently involved in any intellectual property litigation, we may be a party to litigation in the future to protect our intellectual property or as a result of our alleged infringement of another’s intellectual property, forcing us to do one or more of the following:

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

BECAUSE OUR OFFICERS AND DIRECTORS ARE INDEMNIFIED AGAINST CERTAIN LOSSES, WE MAY BE EXPOSED TO COSTS ASSOCIATED WITH LITIGATION.

If our directors or officers become exposed to liabilities invoking the indemnification provisions, we could be exposed to additional unreimbursable costs, including legal fees. Our articles of incorporation and bylaws provide that our directors and officers will not be liable to us or to any shareholder and will be indemnified and held harmless for any consequences of any act or omission by the directors and officers unless the act or omission constitutes gross negligence or willful misconduct. Extended or protracted litigation could have a material adverse effect on our cash flow.

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

OUR STOCK PRICE MAY BE VOLATILE.

The market price of our common stock will likely fluctuate significantly in response to the following factors, some of which are beyond our control:

•             Variations in our quarterly operating results;

•             Changes in financial estimates of our revenues and operating results by securities analysts;

•             Changes in market valuations of telecommunications equipment companies;

•             Announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•             Additions or departures of key personnel;

•             Future sales of our common stock;

•             Stock market price and volume fluctuations attributable to inconsistent trading volume levels of our stock;

•             Commencement of or involvement in litigation.

In addition, the equity markets have experienced volatility that has particularly effected the market prices of equity securities issued by technology companies and that often has been unrelated or disproportionate to the operating results of those companies. These broad market fluctuations may adversely effect the market price of our common stock.

WE DO NOT ANTICIPATE PAYING ANY DIVIDENDS ON OUR COMMON STOCK.

We have not paid any dividends on our Common Stock since inception and do not anticipate paying any dividends on our Common Stock in the foreseeable future. Instead, we intend to retain any future earnings for use in the operation and expansion of our business.

IF WE ARE SUBJECT TO SEC REGULATIONS RELATING TO LOW-PRICED STOCKS, THE MARKET FOR OUR COMMON STOCK COULD BE ADVERSELY EFFECTED.

The Securities and Exchange Commission has adopted regulations concerning low-priced (or “penny”) stocks. The regulations generally define “penny stock” to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our shares are offered at a market price less than $5.00 per share, and do not qualify for any exemption from the penny stock regulations, our shares may become subject to these additional regulations relating to low-priced stocks.

The penny stock regulations require that broker-dealers who recommend penny stocks to persons other than institutional accredited investors make a special suitability determination for the purchaser, receive the purchaser’s written agreement to the transaction prior to the sale and provide the purchaser with risk disclosure documents that identify risks associated with investing in penny stocks. Furthermore, the broker-dealer must obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before effecting a transaction in penny stock. These requirements have historically resulted in reducing the level of trading activity in securities that become subject to the penny stock rules.

The additional burdens imposed upon broker-dealers by these penny stock requirements may discourage broker-dealers from effecting transactions in the common stock, which could severely limit the market liquidity of our common stock and our shareholders’ ability to sell our common stock in the secondary market.

ITEM 7.        FINANCIAL STATEMENTS

USIP.COM, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors

The Stockholders and Board of Directors

USIP.COM, Inc.

We have audited the accompanying consolidated balance sheets of USIP.Com, Inc. as of December 31, 2001 and 2000 and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements base on our audit.

We conducted our audit in accordance with generally accepted auditing standards generally accepted in the USA. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USIP.Com, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles, generally accepted in the USA.

CE Forse & Co., Ltd.

March 26, 2002

USIP.COM, INC

CONSOLIDATED BALANCE SHEET

December 31

	2001	2000
ASSETS
CURRENT ASSETS
Cash	$10,825	$117,619
Commissions and Sales Receivable, Net	144,772	166,033
Inventory	46,410	36,250
Prepaid Expenses	2,866
TOTAL CURRENT ASSETS	204,873	319,902
FIXED ASSETS
Telephone and Office Equipment	1,922,887	1,846,572
Vehicle	74,542	74,542
	1,997,429	1,921,114
Less: Accumulated Depreciation	(609,882)	(310,711)

Net Fixed Assets	1,387,547	1,610,403
TOTAL ASSETS	$1,592,420	$1,930,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$294,605	$203,809
Line of Credit	212,952	98,886
Accrued Payroll and Payroll Taxes	5,622	5,345
Accrued State Gross Receipts Taxes	13,036	20,642
Other Accrued Expenses	23,149	1,508
Current Portion of Long-Term Debt	10,291	13,990
TOTAL CURRENT LIABILITIES	559,655	344,180

Long-Term Liabilities
Notes Payable	40,814	53,228
Less Current Portion	10,291	13,990
TOTAL LONG-TERM LIABILITIES	30,523	39,238
TOTAL LIABILITIES	590,178	383,418

STOCKHOLDERS’ EQUITY
Common Stock, $.01 par value 25,000,000 Shares authorized, 17,619,388 shares issued and outstanding	176,194	176,194

Additional Paid In Capital	1,382,358	1,382,358

Retained Earnings	(556,310)	(11,665)

TOTAL STOCKHOLDERS’ EQUITY	1,002,242	1,546,887

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,592,420	$1,930,305

See Accountant’s Report and Notes To Financial Statement

USIP.COM, INC.

CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

For the Years Ended December 31,

	2001	2000
SALES
Commissions	$224,560	$255,380
Coin Collections	468,069	543,900
Dial Around	213,097	310,136
Equipment Sales	19,537	79,055
Phone Card Sales	74,594	24,415
ATM Revenue	15,273	—
Service and Repair Sales	89,255	70,436
Reimbursed Fees	—	5,800
Total Sales	1,104,385	1,289,122

COST OF SALES
Telecommunications Costs	570,747	535,862
Commissions	24,924	38,521
Contractor Fees	76,807	36,197
Repairs and Service Supplies	28,193	17,944
Depreciation	303,887	214,769
Phone Cards and Phone Costs	36,301	48,720
Travel	18,326	7,008
Supplies		8,133
Total Cost of Sales	1,059,185	907,154
GROSS PROFIT	45,200	381,968

OPERATING EXPENSES
Salaries and Wages	238,240	230,424
Payroll Taxes	24,145	32,345
Insurance	58,449	52,009
Telephone	25,818	84,211
Outside Services	27,208	19,070
Bad Debt	—	64,611
Utilities	10,024	11,848
Vehicle Expenses	23,213	22,116
Rent	74,218	65,150
Professional Fees	41,313	21,426
Commissions	—	19,918
Travel and Entertainment	6,528	7,239
Office Expense	30,928	16,647
Total Operating Expenses	560,084	647,014
OPERATING INCOME (LOSS)	(514,884)	(265,046)

OTHER INCOME (EXPENSE)
Interest Income	204	1,936
Prov For State Tax	(9,113)	(11,000)
Interest Expense	(20,852)	(9,755)
Total Other Income	(29,761)	(18,819)

NET INCOME (LOSS)	(544,645)	(283,865)

RETAINED EARNINGS - BEGINNING	(11,665)	272,200

RETAINED EARNINGS - ENDING	$(556,310)	$(11,665)

Weighted Common Shares Outstanding	17,619,378	17,619,378

Net Loss per Common Share	$—	$—

See Accountant’s Report and Notes To Financial Statement

USIP.COM, INC

CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2001 and 2000

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholder’s Equity
	Shares	Amount
Balance as of January 1, 2000	1,595,500	$15,955	$57,334	$272,200	$345,489

Issuance of common stock to Datone, Inc	7,268,388	72,684	1,032,411		1,105,095

Issuance of common stock to acquire NB Payphones	8,750,000	87,500	287,168		374,668

Issuance of common stock	5,500	55	5,445		5,500

Net Loss - 2000				(283,865)	(283,865)
Balance as of December 31, 1999	1,595,500	$176,194	$1,382,358	$(11,665)	$1,546,887

Balance as of January 1, 2001	1,595,500	176,194	1,382,358	(11,665)	$1,546,887

Net Loss - 2001				(544,645)	(544,645)

Balance as of December 31, 2000	1,595,500	$176,194	$1,382,358	$(556,310)	$1,002,242

See Accountant’s Report and Notes To Financial Statement

USIP.COM, INC

CONSOLIDATED STATEMENT OF CASH FLOWS

Years Ended December 31,

	2001	2000
Cash Flows From Operating Activities:
Net (Loss)	$(544,645)	$(283,865)
Adjustments to reconcile net (loss) to netcash provided (used) by operating activities:
Depreciation Expense	303,887	214,769

(Increase) Decrease in Commission Receivables	27,019	28,167
(Increase) in Inventory	(10,160)	(14,816)
(Increase) Decrease in Prepaid Insurance	(2,866)	9,889
Increase in Accounts Payable	90,796	72,402
Increase (Decrease) in Accrued Expenses	21,918	(7,155)
Increase (Decrease) in Gross Receipts Tax	(7,606)	7,985
Net cash (used) by operating activities	(121,657)	27,376

Cash Flows From Investing Activities:
Capital Expenditures	(76,315)	(68,814)
Net cash (used) by investing activities	(76,315)	(68,814)

Cash Flows From Financing Activities:
Proceeds received from Line of Credit	114,066	70,000
Proceeds from issuance of Notes Payable	—	80,945
Payments on Notes Payable	(12,413)	(6,801)
Payments on Lines of Credit	(10,475)	—
Proceeds from issuance of stock	—	5,500
Net cash provided by financing activities	91,178	149,644

Net Increase in cash	(106,794)	108,206

Cash - Beginning of Period	117,619	9,413

Cash - End of Period	$10,825	$117,619

Supplemental Disclosures of Cash Flow Information:
Cash Paid During Period The Period For:
Interest	$7,002	$9,755
Income Taxes	$7,606	$4,447

See Accountant’s Report and Notes To Financial Statement

USIP.COM, INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

December 31, 2001

NOTE 1.                NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

USIP.COM, Inc. owns, operates and manages privately owned public payphones in New York, Pennsylvania, and Massachusetts. The Company derives its revenue from coin-calls, non-coin calls, sales and service of payphones and prepaid phone cards.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONSOLIDATION POLICIES

On January 31, 2000, the Company issued 7,268,388 shares of its common stock, in exchange for all the issued and outstanding stock of Datone Communications, Inc. The combination will be accounted for by the pooling of interests methods. All intercompany transactions have been eliminated in the preparation of the Financial Statements.

On April 29, 2000, the Company issued 8,750,000 shares in exchange for all the issued and outstanding shares of NB Payphone, Ltd., and Cointel Leasing Inc. The combination will be accounted for by the pooling of interests method of accounting for consolidations. All intercompany transactions have been eliminated in the preparation of the Financial Statements.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated Financial Statements include the accounts of USIP.COM, Inc. and its wholly owned subsidiaries, Datone, Inc. and NB Payphones Ltd, Inc. Intercompany transactions and balances have been eliminated in consolidation and combination.

CONCENTRATIONS OF CREDIT RISK

The Company’s payphones are located primarily in New York State and parts of Pennsylvania and usage of those phones may be affected by economic conditions in those areas. However, the use of payphones has demonstrated immunity to economic fluctuations.

The Company maintains cash balances with a financial institution insured by the Federal Deposit Insurance Corporation up to $100,000. There are no uninsured balances at December 31, 2001.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments with maturity of three months or less when purchased to be cash equivalents for purposes of classification in the balance sheets and statement of cash flows. Cash and Cash equivalents consists of cash in bank (checking) accounts.

FIXED ASSETS AND DEPRECIATION

Fixed assets are stated at cost. Depreciation is calculated on a straight-line basis over the useful lives of the related assets, which range from five to seven years.

INCOME TAXES

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, deferred income taxes are recognized using the asset and liability method by applying tax rates to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for income tax rate changes.

NET (LOSS) PER COMMON SHARE

Net loss per common share has been calculated by taking the net loss for the current period and dividing by the weighted average shares outstanding at the end of the period.

REVENUE RECOGNITION

The Company derives its primary revenue from the following sources, dial-around revenues, coin collections, and commissions. Other revenues generated by the company include, prepaid phone card sales, telephone equipment repairs and sales.

The Company recognizes dial-around revenues from toll-free calls that are dialed from its payphones to gain access to a long distance carrier other than the one selected by the Company as the primary carrier for the phone. Revenues from dial around calls are recorded based upon estimates. Coin collection revenues are generated when customers deposit coins into the phones to make calls. Coin revenues are recorded in an amount equal to the coins collected.

ADVERTISING

The corporation expenses advertising costs as incurred. Advertising expense amounted to $7,455 and $0 for the years ended December 31, 2001 and 2000 respectively.

NOTE 2.                INVENTORY

Inventory is valued at the lower of cost, determined on the first-in, first-out basis (FIFO), or market value. At December 31, inventory consists of the following:

	2000	2001
Calling Cards	$13,750	$9,350
Parts and accessories	22,500	37,060
	$36,250	$46,410

NOTE 3.                LINE OF CREDIT

REVOLVING LINE OF CREDIT

The Company has a revolving line of credit, of which $ 212,952 and $ 98,886 was outstanding at December 31, 2001 and 2000 respectively. Bank advances on the credit line are payable on demand and carry an interest rate of 10% & 7%.

NOTE 4.                LONG-TERM DEBT

	2000	2001

Long-term debt as of December 31 is as follows:
Note payable, Vehicle, Monthly payments of $261 with interest at 12.4%	$9,501	7,475

Note payable, Vehicle, Monthly payments of $226 with interest at 12.4%	8,240	6,483

Note payable, Vehicle, Monthly payments of $302 with interest at 12.9%	11,302	9,074

Note payable, Bank, Monthly payments of $272 with interest at 9.25%	19,327	14,398

Lease on ATM Machine	4,858	3,384

	$53,228	$40,814

Aggregate annual maturities required on long-term debt at December 31, 2001 are as follows:

2001	10,291
2002	11,696
2003	14,161
2004	4,666
$40,814

NOTE 5.                OPERATING LEASES

The Company is the lessee of one vehicle, office equipment and its corporate offices accounted for as non-cancelable operating leases. The leases have terms of thirty (30) to thirty-six (36) months, expiring at various months through October 2002. Future minimum lease payments, in the aggregate, through maturities are as follows:

Years Ending December 31,
2001	$53,821
2002	53,088
$106,909

NOTE 6.                MAJOR DIAL AROUND COMPENSATION PROVIDERS

The Company received 100% of total dial around compensation from one provider.

NOTE 7.                INCOME TAXES

OPERATING LOSS CARRYFORWARDS

The Company has loss carry forwards totaling $ 888,643 that may be offset against future taxable income. If not used, the carry forwards will expire as follows:

Operating Losses
Year 2020	$343,998
Year 2021	544,645
$888,643

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

PART III

ITEM 9.       DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

Name	Age	Position with Company	Director Continuously Since
Craig H. Burton	40	President	January 2000

Joseph J. Passalaqua	28	Secretary/Treasurer	January 2000

Lilly O. Beter	67	Director	January 2000

Carl E Worboys	58	Director	January 2000

Craig H. Burton attended the University of South Carolina-Coastal and was a duly licensed real estate agent in the State of New York. He began working in marketing for a long distance carrier in 1996 and then moved to Datone as Director of Marketing for payphones and prepaid cards.

Joseph J. Passalaqua has served as a technical support employee for Datone Communications, Inc., a payphone company. He was elected an officer and director of Datone in 1999. Several other payphone companies in the Central New York area have employed him.

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

Carl E. Worboys is a practicing attorney in the State of New York. He formed Datone Communications in 1997.

BOARD OF DIRECTORS; ELECTION OF OFFICERS

All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Any vacancy occurring in the Board of Directors may be filled by the shareholders, the Board of Directors, or if the Directors remaining in office constitute fewer than a quorum of the Board of Directors, they may fill the vacancy by the affirmative vote of a majority of the Directors remaining in office. A director elected to fill a vacancy is elected for the unexpired term of his predecessor in office. Any directorship filled by reason of an increase in the number of directors shall expire at the next shareholders’ meeting in which directors are elected, unless the vacancy is filled by the shareholders, in which case the term shall expire on the later of (i) the next meeting of the shareholders or (ii) the term designated for the director at the time of creation of the position being filled.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the “SEC”). Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on review of the copies of such forms received by us with respect to fiscal year 2001, or written representations from certain reporting persons, we believe that all filing requirements applicable to its directors, officers and persons who own more than ten percent of a registered class of the Company’s equity securities have been complied with.

Item 10.       EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	FISCAL YEAR PAID	SALARY	BONUS
Craig Burton, President	2001	$40,540	-0-

Joseph J, Passalaqua, Secretary/Treasurer	2001	$27,040	-0-

We have health insurance for our employees. We do not have retirement, pension, profit sharing, stock options, or other similar programs for the benefit of our employees.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information, as of December 31, 2001, concerning all persons known by us to own beneficially more than 5% of our common stock and concerning shares beneficially owned by each director and executive officer and by all directors and executive officers as a group. Unless expressly indicated otherwise, each stockholder exercises sole voting and investment power with respect to the shares beneficially owned. The address for each of our executive officers and directors is 7325 Oswego Rd., Liverpool, N.Y., 13090.

SHARES BENEFICIALLY OWNED (1)

PERSON OR GROUP	NUMBER	PERCENT (2)
NAMED EXECUTIVE OFFICERS AND DIRECTORS:
Craig H. Burton	150,000	*
Joseph J. Passalaqua	200,000	*
Lilly O. Beter	—	*
Carl E. Worboys	200,000	*
All directors and executive officers as a group (4 persons)	550,000	*

BENEFICIAL OWNERS OF 5% OR MORE OF OUR OUTSTANDING COMMON STOCK

NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER	PERCENT (2)
Epic Events Trust	6,086,111	34.5%
Gibraltar
Riviera Bay Holding Trust	6,798,161	38.6%
Gibraltar
International Caribbean Trust, Ltd.	1,601,839	9.1%
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

(2)           Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment power within 60 days. The number of shares shown includes outstanding shares of Common Stock owned as of December 31, 2001 by the person indicated. Our total issued and outstanding stock as of December 31, 2001 was 17,619,388 shares.

ITEM  12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

EXHIBIT NO.	DESCRIPTION
3	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-SB) filed on July 28, 2000(the “2000 10SB”).
3.1	Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-SB) filed on July 28, 2000(the “2000 10-SB”).
3.2	Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-SB) filed on July 28, 2000(the “2000 10SB”).
3.3	Bylaws (incorporated by reference to Exhibit 4 of the 2000 10-SB).
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 5 of the 2000 10SB).
10.1

Credit Agreement dated April 29, 2000 between USIP.Com, Inc., and Lilly Beter Capital Group, Ltd., (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2000(the “June 2000 10-QSB”).

21.1	Subsidiaries of the Registrant. (1)

(1)           Filed herewith.

(b)           Reports on Form 8K

No reports on Form 8-K were filed in the fourth quarter of 2001.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USIP.COM, INC.
Date: March 25, 2002

By:	/s/ CRAIG H. BURTON
CRAIG H. BURTON
President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ CRAIG H. BURTON	President	March 25, 2002
Craig H. Burton

/s/ JOSEPH J. PASSALAQUA	Secretary/Treasurer	March 25, 2002
Joseph J. Passalaqua

/s/ LILLY O. BETER	Director	March 25, 2002
Lilly O. Beter

/s/ CARL E. WORBOYS	Director	March 25, 2002
Carl E. Worboys