Form 10QSB
period 2002-03-31
USIP COM INC
filed 2002-05-14
CIK 1119721

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

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
(Issuer’s telephone number)

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

Yes  ☒                                                                   No   ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,639,388 shares of Common Stock, $.01 par value, were outstanding as of May 7, 2002.

Transitional Small Business Disclosure Forms (check one):

Yes   ☐                                                                  No   ☒

USIP.COM, INC.

INDEX TO FORM 10-QSB

MARCH 31, 2002

PART I     FINANCIAL INFORMATION

PART II     OTHER INFORMATION

PART I.                  FINANCIAL INFORMATION

Item 1. Financial Statements

USIP.COM, INC

CONSOLIDATED BALANCE SHEET

	(Unaudited)	Audited
	March 31, 2002	December 31, 2001
ASSETS
CURRENT ASSETS
Cash	$9,983	10,825
Commissions and Sales Receivable, Net	124,448	144,772
Inventory	50,782	46,410
Prepaid Expenses	4,721	2,866

TOTAL CURRENT ASSETS	189,934	204,873

FIXED ASSETS
Telephone and Office Equipment	1,922,887	1,922,887
Vehicle	74,542	74,542
	1,997,429	1,997,429
Less: Accumulated Depreciation	(681,606)	(609,882)

Net Fixed Assets	1,315,823	1,387,547

TOTAL ASSETS	$1,505,757	$1,592,420

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$292,531	294,605
Line of Credit	299,952	212,952
Accrued Payroll and Payroll Taxes	9,979	5,622
Accrued State Gross Receipts Taxes	—	13,036
Other Accrued Expenses	13,793	23,149
Current Portion of Long-Term Debt	10,291	10,291

TOTAL CURRENT LIABILITIES	626,546	559,655

LONG-TERM LIABILITIES
Long-Term Debt, Less Current Portion	27,586	30,523
TOTAL LIABILITIES	654,132	590,178
STOCKHOLDERS’ EQUITY
Common Stock, $.01 par value 25,000,000 Shares authorized, 17,639,388 shares issued and outstanding	176,394	176,194

Additional Paid In Capital	1,428,958	1,382,358

Retained Earnings	(753,727)	(556,310)

TOTAL STOCKHOLDERS’ EQUITY	851,625	1,002,242

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,505,757	$1,592,420

See Accountant’s Report and Notes To Financial Statement

USIP.COM, INC

CONSOLIDATED STATEMENT OF INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31, 2002	March 31, 2001
SALES
Commissions	$21,618	$49,031
Coin Collections	93,555	118,588
Dial Around	50,274	75,244
Phone Card Sales	13,310	24,996
Equipment Sales	5,175	10,477
Service and Repair Sales	24,726	18,658
Total Sales	208,658	296,994

COST OF SALES
Telecommunications Costs	109,575	162,248
Commissions	5,581	9,062
Repairs and Service Supplies	19,819	27,919
Other Direct Expenses - Travel	1,304	4,308
Depreciation	71,724	71,764
Subcontractors	17,236	18,996

Total Cost of Sales	225,239	294,297

GROSS PROFIT	(16,581)	2,697

OPERATING EXPENSES
Officers’ Salaries	16,512	14,760
Salaries and Wages	38,677	49,286
Payroll Taxes	7,815	7,441
Insurance	12,689	14,855
Office Expense	4,934	11,758
Telephone	6,171	8,483
Utilities	1,591	3,496
Vehicle Expenses	1,770	7,158
Rent	18,132	18,237
Professional Fees	59,300	5,000
Outside Services	7,742	3,502
Total Operating Expenses	175,333	143,976

OPERATING INCOME (LOSS)	(191,914)	(141,279)

OTHER INCOME (EXPENSE)
Interest Expense	(5,435)	(2,102)
NY State Gross Receipts Tax	(90)	(425)
Interest Income	22	202
Total Other Income	(5,503)	(2,325)

NET INCOME (LOSS)	$(197,417)	$(143,604)

Weighted Common Shares Outstanding	17,639,388	17,619,388

Net Loss per Common Share	$—	$—

See Accountant’s Report and Notes to Financial Statement

USIP.COM, INC

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31
	2002	2001
Cash Flows From Operating Activities:
Net (Loss)	$(197,417)	$(143,604)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Issuance of Common Stock for Professional Services	46,800	—
Depreciation Expense	71,724	26,361
(Increase) Decrease in Commissions and Sales Receivables	20,324	1,935
(Increase) in Inventory	(4,372)	—
(Increase) Decrease in Prepaid Expenses	(1,855)	(11,962)
Increase (Decrease) in Accounts Payable	(2,074)	27,734
Increase (Decrease) in Accrued Expenses and Wages	(4,999)	13,706
(Decrease) in Accrued State Gross Receipts Taxes	(13,036)	—

Net cash (used) by operating activities	(84,905)	(85,830)

Cash Flows From Investing Activities:
Acquisition of Equipment	—	(54,668)
Stockholder Capital Contributions	—	0

Net cash provided by investing activities	—	(54,668)

Cash Flows From Financing Activities:
Proceeds Received from Line of Credit	90,000	20,000
Principal Payments on Long-term Debt	(2,937)	(3,379)
Repayments on Line of Credit Borrowings	(3,000)	—

Net cash (used) by financing activities	84,063	16,621

Net Increase in cash	(842)	(123,877)

Cash - Beginning of Period	10,825	117,619

Cash - End of Period	$9,983	$(6,258)

Supplemental Disclosures of Cash Flow Information:
Cash Paid During Period The Period For:
Interest	$5,435	$2,102
Income Taxes	$13,036	$425

See Accountant’s Report and Notes To Financial Statement

USIP.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

(unaudited)

NOTE 1.                 SUMMARY INFORMATION

  The accompanying unaudited consolidated financial statements include the accounts of USIP.Com, Inc. and our three wholly owned subsidiaries: Datone, Inc., NB Payphones Ltd., and Platinum Funding Corporation.  All significant inter-company amounts have been eliminated. Our unaudited consolidated financial statements presented herein, should be read in conjunction with the audited consolidated financial statements of our company contained in the Company’s form 10K for the year ended December 31, 2001.

In the opinion of management, the unaudited consolidated financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year. For purposes of comparability, certain prior year amounts have been reclassified to conform with current year presentation.

NOTE 2.                 COMPANY FORMATION

  On January 16, 2002, the Company formed a 100% wholly owned subsidiary corporation, The Platinum Funding Corporation. This company was formed to take advantage of the mortgage brokering business. As of March 31, 2002, there have been no significant activities within The Platinum Funding Corporation.

NOTE 3.                 NOTES PAYABLE

  For additional capital requirements, the company has increased the borrowings on its line of credit by $90,000, increasing our liability to about $300,000. We intend to use the additional funding for our continued expansion.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On April 29, 2000 we purchased all the shares of NB Payphones, Ltd., (“NB”), the owner of 466 payphones in Pennsylvania and Cointel Leasing, Inc. (“Cointel”), the owner of 45 payphones in Syracuse, New York, from Riviera Bay Holding Trust, a Gibraltar Trust, for 8,750,000 restricted shares of our common stock. NB is a USIP wholly owned subsidiary. On April 29, 2000 we entered into a two hundred thousand dollar ($200,000), unsecured line of credit with Lilly Beter Capital Group, Ltd. with interest at the rate of ten percent per annum. These funds will be used to purchase and upgrade telephones that will be placed at new locations.

On August 30, 2000 we incorporated Datone, Inc. as a Delaware company. Datone, Inc. is a USIP wholly owned subsidiary. All the revenue generating assets and related expenses that we received from the Datone Communications Merger were subsequently moved via an intercompany transfer from USIP into Datone, Inc. Datone, Inc. was capitalized with $1,017. All of the Datone, Inc. shares were given to USIP. On October 1, 2000 we merged Cointel into Datone, Inc. by way of an inner company transaction. Management decided that it would not benefit our company to have two companies that are in the same business and location; we therefore combined the two in an effort to save money.

On January 16, 2002 we incorporated The Platinum Funding Corporation as a New York wholly owned subsidiary. We intend to develop a real estate based mortgage brokerage business. We believe that in time we can service clients in both the residential and commercial markets throughout the state of New York. There is no guarantee that we will be able to develop this business and generate a profit. We are exploring the market in an effort to develop our business plan further.

As of March 31, 2002 we owned and operated a network of approximately 1,157 payphones in three states. Our installed payphone base generates revenue through coin calls (local and long-distance), non-coin calls (calling card, credit card, collect, and third-party billed calls using our pre-selected operator services providers such as Qwest, ESS Communications, and Pacific Telemanagement Services) and dial-around calls (utilizing a 1-800, 1010XXX or similar “toll free” dialing method to select a carrier other than our pre-selected carrier). We enter into site leasing agreements with various business sites that are open to the public. Some of the businesses include but are not limited to retail stores, convenience stores, bars, restaurants, gas stations, colleges and hospitals. The agreements allow us to install our payphones in areas that are accessible to the public. We provide the payphones, install them, and pay all maintenance and operational costs for the term of each lease. We also sell payphones to some of the site owners. We derive income from the sale as well as any commission split that we negotiate with the buyer.

PLANS FOR FISCAL YEAR 2002.

Our plans of operation for the remainder of our 2002 fiscal year will consist of the following activities:

•                  Continue to evaluate the acquisition of more payphones and new site leasing arrangements that will enhance our business plan;

•                  Evaluate potential acquisitions of non-telecommunications businesses that will enhance and bring value to our company;

•                  Expand our customer base in existing areas;

•                  Develop a marketing plan and infrastructure that can help us grow into the next year, and

•                  Work towards developing a successful real estate based mortgage brokerage business.

RESULTS OF OPERATIONS

The following discussion is based in part on our unaudited Financial Statements for the three months ended March 31, 2002 and the unaudited Financial Statements for the three months ended March 31, 2001. Our revenue is derived from the following three general sources.

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

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Revenues

Total revenue decreased by $88,336 or 29.74%, from $296,994 in the three months ended March 31, 2001 to $208,658 in the three months ended March 31, 2002. This decrease was primarily attributable to removal of unprofitable phone locations, lower call volumes on our payphones resulting from the growth in wireless and other public communication services and changes in call traffic.

Commissions decreased by $27,413 or 55.9%, from $49,031 in the three months ended March 31, 2001 to $21,618 in the three months ended March 31, 2002. The decrease was primarily attributable to lower commissionable revenues from reduced number of our payphones. We are actively reviewing our strategies related to contract renewals in order to maintain our competitive position while retaining our customer base.

Coin call revenues decreased by $25,033 or 21.1% from $118,588 in the three months ended March 31, 2001 to $93,555 in the year ended March 31, 2002. The decrease in coin call revenue was primarily attributable to an ongoing strategy of removing unprofitable phones as well as reduced call volumes on our payphones due to increased competition from wireless and other public communication services.

Non-coin call revenue, which is comprised primarily of dial-around revenue and operator service revenue decreased approximately $24,970 or 33.18% from $75,244 in the three months ended March 31, 2001 to $50,274 in the three months ended March 31, 2002. This decrease was primarily attributable to the removal of unprofitable phone locations, lower call volumes on our payphones resulting from the growth in wireless communication services and changes in call traffic. In addition, the dial-around decreased due the continuing underpayments of dial-around revenues caused by deficiencies in the established payment and tracking process now under regulatory review by the FCC.

Service and Repair Sales increased by $6,068 when compared to the same period in 2001. We operated three ATM machines, which provided revenue through transaction fees and surcharges on each transaction completed by the customer. Equipment sales decreased by $5,302 from $10,477 in the three months ending March 31, 2001 to $5,175 in the three months ending March 31, 2002. Phone card sales decreased by $11,686 when compared to the same period in 2001.

Cost of Sales

Our overall cost of sales decreased for the three months ending March 31, 2002 by $69,058 or 23.46% from the three months ending March 31, 2001. Our telecommunication costs decreased by $52,673 due to the cost of providing telephone service to 1,157 payphones in 2002 as compared to 1,669 payphones in 2001. Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment. If the site owner does not purchase the payphone, we remove it from the site. Our installed payphone base generates revenue through coin calls (local and long-distance), non-coin calls (calling card, credit card, collect and third party billed calls using our pre-selected operator service).

Commissions payable decreased by $3,481 due to a decrease in payphone usage, a direct response to the increased use of cellular phones and pre-paid phone cards. Most of our site owners are no longer receiving a commission and in most cases are being invoiced monthly for payphone services. Contractor fees decreased by $1,760. This occurred because we have one less independent contractor. Depreciation expense decreased $40 when compared to the same period in 2001. This decrease is due to full depreciation of certain assets. We own telephone equipment and motor vehicles, which provide a service for a number of years. The term of service is commonly referred to as the “useful life” of the asset. Because an asset such as telephone equipment or a motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense in the year acquired. A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.

Cost of sales for repairs, service, travel, ATM parts, and supplies decreased by $11,104. This was a result of our management team’s ongoing efforts to reduce cost.

Operating and Administrative Expenses

Operating expenses increased by $31,357 or 21.78% over the same period in 2001. This decrease is a direct result of management diligently working to cut expenses and run our company as efficiently as possible.   Salaries and related payroll taxes were reduced by $8,483 when compared to the same expenses for 2001. Insurance expense decreased by $2,166 when compared to the year 2001. Rent decreased by $105 when compared to 2001. Telephone, utilities, office, and other miscellaneous expenses, together account for a decrease of $11,041 when compared to the same period ending March 31, 2001. Professional fees increased by $54,300 over 2001. These are fees we pay to accountants and attorneys throughout the year for various tasks. Expenses for outside services increased by $4,240 over 2001. This increase was due to the use of temporary staffing used to meet specific needs and time constraints. Vehicle expense decreased by $5,388 in 2002 when compared to 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity have been cash from operations and borrowing under various credit facilities. As of March 31, 2002 we have a note payable to Key Bank in the amount of $99,952. We have an additional note payable with Lilly Beter Capital Group, Ltd. in the amount of $200,000.

COMPETITION

We compete for payphone locations directly with Regional Bell Operating Companies (RBOCs), such as Verizon Communications, Local Exchange Companies (LECs) such as Citizens Communications and Alltel Corporation, and other Independent Payphone Providers (IPPs) such as Davel Communications. We also compete, indirectly, with long-distance companies, which can offer Location Owners commissions on long-distance calls made from LEC-owned payphones. Most LEC’s, long-distance companies and some IPPs may have substantially greater financial, marketing and other resources than our company.

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

We compete with long-distance carriers that provide dial-around services that can be accessed through our payphones. Certain national long-distance operator service providers and prepaid calling card providers have implemented extensive advertising promotions and distribution schemes which have increased dial-around activity on payphones owned by LECs and IPPs, including our company, thereby reducing traffic to our primary providers of long-distance service. While we do receive compensation for dial-around calls placed from our payphones, regulatory efforts are underway to improve the collection system and provide us with the ability to collect that portion of dial-around calls that currently owe.

SEASONAL ASPECTS

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

WE WILL NEED ADDITIONAL CAPITAL FINANCING IN THE FUTURE.

We may be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, accelerate product development and deployment, respond to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities. We cannot be certain we will be able to find such additional financing on reasonable terms, or at all. If we are unable to obtain additional financing from Lilly Beter Capital Group, Ltd. or Key Bank when needed, we could be required to modify our business plan in accordance with the extent of available financing.

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

Most of our target customers are small and medium-sized businesses. We believe that establishing and maintaining recognition in the payphone business is critical for attracting and expanding this targeted customer base because we believe these targeted customers generally prefer to do business with established companies. We also believe that the importance to us of name recognition and reputation will increase as competition in our market increases. Promotion and enhancement of our current or future acquired products will depend on the effectiveness of our marketing and advertising efforts and on our ability to continue providing high-quality products and services. We may not be successful in either regard. If we are not successful, our ability to generate revenue will be limited.

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

IF WE ARE SUBJECT TO SEC REGULATIONS RELATING TO LOW-PRICED STOCKS, THE MARKET FOR OUR COMMON STOCK COULD BE ADVERSELY AFFECTED.

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

Dated:	May 7, 2002

USIP.Com, Inc.

(Registrant)

/s/ Craig Burton

President