Form 10QSB
period 2002-06-30
USIP COM INC
filed 2002-08-14
CIK 1119721

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,699,388 shares of Common Stock, $.01 par value, were outstanding as of June 30, 2002.

Transitional Small Business Disclosure Forms (check one):

Yes ☐	No ☒

USIP.COM, INC.

INDEX TO FORM 10-QSB

June 30, 2002

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

USIP.COM, INC

CONSOLIDATED BALANCE SHEET

	June 30, 2002	December 31, 2001
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash	$6,451	10,825
Commissions and Sales Receivable, Net	104,243	144,772
Inventory	50,782	46,410
Prepaid Expenses	5,229	2,866

TOTAL CURRENT ASSETS	166,705	204,873

FIXED ASSETS
Telephone and Office Equipment	1,899,145	1,922,887
Vehicle	74,542	74,542
	1,973,687	1,997,429
Less: Accumulated Depreciation	(745,934)	(609,882)

Net Fixed Assets	1,227,753	1,387,547

TOTAL ASSETS	$1,394,458	$1,592,420

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$238,153	294,605
Line of Credit	373,852	212,952
Accrued Payroll and Payroll Taxes	5,488	5,622
Accrued State Gross Receipts Taxes	5,295	13,036
Other Accrued Expenses	13,929	23,149
Current Portion of Long-Term Debt	4,800	10,291

TOTAL CURRENT LIABILITIES	641,517	559,655

LONG-TERM LIABILITIES
Long-Term Debt, Less Current Portion	29,684	30,523
TOTAL LIABILITIES	671,201	590,178
STOCKHOLDERS’ EQUITY
Common Stock, $.01 par value 25,000,000	176,994	176,194
Shares authorized, 17,699,388 shares
issued and outstanding

Additional Paid In Capital	1,473,358	1,382,358

Retained Earnings	(927,095)	(556,310)

TOTAL STOCKHOLDERS’ EQUITY	723,257	1,002,242

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,394,458	$1,592,420

See Accountant's Report and Notes To Financial Statement

USIP.COM, INC

CONSOLIDATED STATEMENT OF INCOME (LOSS)

Unaudited

	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002
SALES
Commissions	$113,384	$22,775	$162,415	$44,393
Coin Collections	118,600	87,365	237,188	180,919
Dial Around	15,688	33,671	90,932	83,945
Phone Card Sales	16,487	10,690	41,483	24,000
Equipment Sales	4,143	1,768	14,620	6,443
Atm Revenue	4,605	(745)	4,605	1,964
Service and Repair Sales	19,862	37,758	38,520	60,275
Total Sales	292,769	193,282	589,763	401,939

COST OF SALES
Telecommunications Costs	156,853	109,427	347,926	223,363
Commissions	1,533	—	10,595	2,575
Repairs and Service Supplies	6,005	14,488	5,546	32,953
Other Direct Expenses - Travel	4,662	2,569	8,971	3,873
Depreciation	72,106	71,724	143,870	143,447
Subcontractors	20,684	16,966	39,681	34,202
Supplies	2,252	90	1,803	90
Total Cost of Sales	264,095	215,264	558,392	440,503

GROSS PROFIT	28,674	(21,982)	31,371	(38,564)

OPERATING EXPENSES
Officers’ Salaries	20,570	16,770	35,330	33,282
Salaries and Wages	32,431	43,108	81,717	81,785
Payroll Taxes	6,389	4,955	13,831	12,770
Insurance	17,710	14,616	32,565	27,305
Office Supplies	4,328	2,972	14,260	7,030
Telephone	4,803	6,486	13,285	12,656
Utilities	2,746	2,181	6,242	3,772
Vehicle Expenses	8,159	3,708	15,317	5,478
Rent	18,443	16,601	36,681	34,464
Professional Fees	21,500	24,300	26,500	83,600
Travel & Entertainment	1,420	—	3,324	876
Outside Services	7,396	1,774	10,821	9,515
Total Operating Expenses	145,895	137,471	289,873	312,533

OPERATING INCOME (LOSS)	(117,221)	(159,453)	(258,502)	(351,097)

OTHER INCOME (EXPENSE)
Interest Expense	(5,104)	(7,992)	(7,206)	(13,427)
Gain/Loss Sale Of Fixed Assets		(907)		(907)
NY State Gross Receipts Tax		(5,295)	(425)	(5,385)
Interest Income	40	12	242	34
Total Other Income	(5,064)	(14,182)	(7,389)	(19,685)

NET INCOME (LOSS)	$(122,285)	$(173,635)	$(265,891)	$(370,782)

Weighted Common Shares Outstanding	17,619,388	17,699,388	17,619,388	17,699,388

Net Loss per Common Share	$—	$—	$—	$—
	x	x	x	x

See Accountant's Report and Notes To Financial Statement

USIP.COM, INC

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months June 30, 2002	Six Months June 30, 2001
	Unaudited	Unaudited
Cash Flows From Operating Activities:
Net (Loss)	$(370,782)	$(265,891)
Adjustments to reconcile net (loss) to net
cash provided (used) by operating activities:
Depreciation Expense	143,447	143,870
(Increase) Decrease in Commissions and Sales Receivables	40,528	(20,051)
(Increase) in Inventory	(4,372)	5,559
(Increase) Decrease in Prepaid Expenses	(2,363)	(2,547)
Increase (Decrease) in Accounts Payable	(56,452)	49,845
Increase (Decrease) in Accrued Expenses and Wages	(9,354)	2,456
Increase (Decrease) in Accrued State Gross Receipts Taxes	(7,741)	(4,181)

Net cash provided (used) by operating activities	(267,089)	(90,940)

Cash Flows From Investing Activities:
Acquisition of Equipment	—	(80,979)
Sale of Equipment	16,345	—

Net cash provided (used) by investing activities	16,345	(80,979)

Cash Flows From Financing Activities:
Proceeds Received from Line of Credit	166,300	79,266
Principal Payments on Long-term Debt	(11,730)	(6,413)
Proceeds from Issuance of Stock	91,800	—

Net cash provided (used) by financing activities	246,370	72,853

Net Increase (Decrease) in cash	(4,374)	(99,066)

Cash - Beginning of Period, December 31 2001 & 2000	10,825	112,059

Cash - End of Period	$6,451	$12,993

Supplemental Disclosures of Cash Flow Information:
Cash Paid During Period The Period For:
Interest	$—	$—
Income Taxes	$—	$—

See Accountant's Report and Notes To Financial Statement

USIP.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

(Unaudited)

NOTE 1. SUMMARY INFORMATION

The accompanying unaudited consolidated financial statements include the accounts of USIP.Com, Inc. and our three wholly owned subsidiaries: Datone, Inc., NB Payphones Ltd., and The Platinum Funding Corporation. All significant inter-company amounts have been eliminated. Our unaudited consolidated financial statements presented herein, should be read in conjunction with the audited consolidated financial statements contained in our company’s form 10-KSB for the year ended December 31, 2001.

In the opinion of management, the unaudited consolidated financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments), necessary for fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year. For purposes of comparability, certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2. COMPANY FORMATION

On January 16, 2002, we formed The Platinum Funding Corporation as a 100% wholly owned New York subsidiary. This company was formed to take advantage of the mortgage brokering business. As of June 30, 2002 there has been no significant activity within The Platinum Funding Corporation.

NOTE 3. NOTES PAYABLE

For additional capital requirements, the company has increased the borrowings on its line of credit by $76,300, increasing our liability to about $374,000. We intend to use the additional funding for our continued expansion.

NOTE 4. COMMISSIONS RECEIVABLE

The Company had to write down its dial around commissions by about $15,000, to reflect the notice of WorldCom’s bankruptcy filing in federal court.

NOTE 5. STOCKHOLDERS EQUITY

We issued sixty thousand shares of common stock in June 2002 in lieu of debt owed. These shares were issued under Section 4(2) of the Securities Act of 1933, as amended.

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

PLAN OF OPERATION

USIP.Com, Inc. (“USIP,” the “Company,” “we,” “our” or “us”), was incorporated under the laws of the State of Utah on April 6, 1978 as Derby Farms, Inc. On January 19, 1982 our Articles of Incorporation were amended and the name of our company was changed to Commerce Oil of Kentucky, Inc. On December 31, 1983 our Certificate of Incorporation was suspended for failure to file an annual report. On December 20, 1984 we filed a petition for relief under Chapter Eleven of the United States Bankruptcy Code. The case was filed in The United States Bankruptcy Court, Middle District of Tennessee. The case was converted to Chapter Seven on July 1, 1986. On September 1, 1992 the court signed a Final Decree, and the case was closed. Our Certificate of Incorporation was reinstated on June 18, 1992 by the Utah Department of Commerce, Division of Corporations.

On January 31, 2000, Datone Communications, Inc. (“Datone”), a New York corporation and an independent payphone provider (“IPP”) merged into our company. All the Datone shares were retired. Datone shareholders received 7,268,388 restricted shares of common stock for their stock. On February 4, 2000 we amended the Articles of Incorporation and changed our name to USIP.Com, Inc.

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

As of June 30, 2002, we owned and operated a network of approximately 914 payphones in three states. Our installed payphone base generates revenue through coin calls (local and long-distance), non-coin calls (calling card, credit card, collect, and third-party billed calls using our pre-selected operator services providers such as Qwest and ILD Telecommunications), and dial-around calls (utilizing a 1-800, 1010XXX or similar “toll free” dialing method to select a carrier other than our pre-selected carrier).

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

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations and should be read in conjunction with the financial statements and related notes contained in this Form 10-QSB.

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

Types of costs related to our operation.

The principle costs related to the ongoing operation of our Company’s payphones include telephone charges, commissions, service, maintenance and network costs. Telephone charges consist of payments made by our Company to LEC or competitive local exchange carriers, and long distance carriers for access to and use of their telecommunications networks. Commission expense represents payments to owners or operators of the premises at which a payphone is located. Service, maintenance and network costs represent the cost of servicing and maintaining our payphones.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Revenues

Total revenue decreased by $99,487 or 33.96% from $292,769 in the three months ended June 30, 2001 to $193,282 in the three months ended June 30, 2002. This decrease was primarily attributable to removal of unprofitable phone locations, lower call volumes on our payphones resulting from the growth in wireless and other public communication services and changes in call traffic.

Commissions decreased by $90,609 or 79.91% from $113,384 in the three months ended June 30, 2001 to $22,775 in the three months ended June 30, 2002. This decrease is primarily attributable to a one-time bonus commission of $73,800 received in 2001 from Pacific Telemanagement Services in addition to lower commissionable revenues resulting from a reduced number of our payphones. We are actively reviewing our strategies related to contract renewals in order to maintain our competitive position while retaining our customer base.

Coin call revenues decreased by $31,235 or 26.3% from $118,600 in the three months ended June 30, 2001 to $87,365 in the year ended June 30, 2002. The decrease in coin call revenue was a result of our ongoing strategy of removing unprofitable phones, as well as a decrease in call volumes on our payphones because of increased competition from wireless and other public communication services.

Non-coin call revenue, which is comprised primarily of dial-around revenue and operator service revenue increased by  $17,983 or 114% from $15,688 in the three months ended June 30, 2001 to $33,671 in the three months ended June 30, 2002. This increase was primarily the result of working closely with our providers to insure correct and timely information in order to eliminate underpayments.

Service and Repair Sales increased by $17,896 when compared to the same period in 2001. Equipment sales decreased by $2,375 from $4,143 in the three months ending June 30, 2001 to $1,768 in the three months ending June 30, 2002. Phone card sales and ATM revenue decreased by $5,797 and $5,350 respectively when compared to the same period in 2001.

Cost of Sales

Our overall cost of sales decreased for the three months ending June 30, 2002 by $48,831 or 18.49% from the three months ending June 30, 2001. Telecommunication costs decreased by $47,426. This decrease in costs occurred because we are providing telephone service to 914 payphones in 2002 compared to 1,630 payphones in 2001. Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment.  If the site owner does not purchase the payphone, we remove it from the site.

Commissions payable decreased by $1,533 due to a decrease in payphone usage. We believe that this is a direct response to the increased use of cellular phones and pre-paid phone cards. Some site owners are no longer receiving commissions, and in most cases they are being invoiced monthly for payphone services. Contractor’s fees decreased by $3,718 because we used one less independent contractor this quarter. Depreciation expense decreased by $382 when compare to the some period in 2001. This decrease is due to certain assets being fully depreciated.   We own telephone equipment and motor vehicles, which provide a service for a number of years. The term of service is commonly referred to as the “useful life” of the asset. Because an asset such as telephone equipment or a motor vehicle is expected to provide service for many years, it is recorded as an asset rather than an expense in the year acquired. A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.

Cost of sales for repairs and service supplies increased by $8,483. This cost was incurred because of repairs and services we performed on payphones that we sold to some of our customers. Travel, ATM parts, and supplies decreased by $4,255.

Operation and Administrative Expenses

Operating expenses decreased by $8,424 or 5.8% over the same period in 2001. This decrease in operating expense is a direct result of our management diligently working to cut expenses and run our company as efficiently as possible. Salaries and related payroll taxes increased by $5,443 when compared to the same expenses for 2001.  Insurance expense decreased by $3,094 when compared to the fiscal year 2001. Rent decreased by $1,842 when compared to 2001. Telephone, utilities, office, and other miscellaneous expenses, together account for a decrease of $1,658 when compared to the same period ending June 30, 2001. Professional fees increased by $2,800 over 2001.  These are fees we pay to accountants and attorneys throughout the year for various legal and accounting corporate requirements. Expenses for outside services decreased by $5,622 over 2001. We believe this decrease occurred because we hired a full time employee instead of contracting for temporary staffing. Vehicle expense decreased by $4,451 in 2002 when compared to 2001.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Revenues

Total revenue decreased by $187,824 or 31.8% from $589,763 in the six months ended June 30, 2001 to $401,939 in the six months ended June 30, 2002. This decrease was primarily attributable to the removal of unprofitable phone locations, and lower call volumes on our payphones.

Commissions decreased by $118,022 or 72.7%, from $162,415 in the six months ended June 30, 2001 to $44,393 in the six months ended June 30, 2002. This decrease is primarily attributable to a one-time bonus commission of $73,800 received in 2001 from Pacific Telemanagement Services in addition to lower commissionable revenues because of the reduced number of our payphones. We are actively reviewing our strategies related to contract renewals in order to maintain our competitive position while retaining our customer base.

Coin call revenues decreased by $56,269 or 23.7% from $237,188 in the six months ended June 30, 2001 to $180,919 in the six months ended June 30, 2002. The decrease in coin call revenue was primarily attributable to an ongoing strategy of removing unprofitable phones.

Non-coin call revenue decreased by $6,987 or 7.62% from $90,932 in the six months ended June 30, 2001 to $83,945 in the six months ended June 30, 2002. Non-coin call revenue is comprised primarily of dial-around revenue and operator service revenue.

Service and Repair Sales increased by $21,755 when compared to the same period in 2001. Equipment sales decreased by $8,177 from $14,620 in the six months ending June 30 2001 to $6,443 in the six months ending June 30, 2002. Phone card sales and ATM revenue decreased by $17,483 and $2,641 respectfully when compared to the same period in 2001.

Cost of Sales

Our overall cost of sales decreased for the six months ending June 30, 2002 by $117,889 or 21.1% from the six months ending June 30, 2001. Telecommunication costs decreased by $124,563. This was the cost of providing telephone service to 914 payphones in 2002 as compared to 1,630 payphones in 2001. When a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment. If the site owner does not purchase the payphone, we remove it from the site.

Commissions payable decreased by $8,020 due to a decrease in payphone usage. We believe that this was a direct result of the increased use of cellular phones, and pre-paid phone cards. Some site owners are no longer receiving commissions, and in most cases are being invoiced monthly for payphone services. Contractor’s fees decreased by $5,479. Depreciation expense decreased by $423 when compare to the same period in 2001. This decrease occurred because we fully depreciated some assets.

Cost of sales for repairs and service supplies increased by $27,407. This cost was incurred because of repairs and services we performed on payphones that we sold to some of our customers Travel, ATM parts, and supplies decreased by $6,811.

Operation and Administrative Expenses

Operating expenses increased by $22,660 or 7.8% over the same period in 2001. Salaries and related payroll taxes were reduced by $3,041 when compared to the same expenses for 2001. Insurance expense decreased by $5,260 when compared to the fiscal year 2001. Rent decreased by $2,217 when compared to 2001. Telephone, utilities, office, and other miscellaneous expenses, together account for a decrease of $12,777 when compared to the same period ending June 30, 2001. Professional fees increased by $57,100 over 2001. These are fees we pay to accountants and attorneys throughout the year for various legal and accounting corporate requirements. Expenses for outside services decreased by $1,306 over 2001. Vehicle expense decreased by $9,839 in 2002 when compared to 2001.

CONSEQUENCES OF WORLD COM, INC. CHAPTER 11 BANKRUPTCY FILING

On Sunday, July 21, 2002 WorldCom, Inc. and substantially all of its active U.S. subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The impact of this event on our financial statements is in the area of dial-around compensation accrued for the 2nd quarter of 2002. WorldCom, Inc. makes up approximately 30% of our dial-around receivables.

As a result, we had to write down our dial around commissions by approximately $15,000 to reflect WorldCom’s Bankruptcy filing.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Our primary sources of liquidity have been cash from operations and borrowing from various credit facilities. As of June 30, 2002 we have a note payable to Key Bank in the amount of $97,552. We have had an unsecured $200,000 line of credit with Lilly Beter Capital Group, Ltd. On April 30, 2002 we entered into an additional $300,000 line of credit with Lilly Beter Capital Group, Ltd. for a total of $500,000. As of June 30, 2002 we have borrowed $276,300 from the line of credit.

COMPETITION

We compete for payphone locations directly with Regional Bell Operating Companies (RBOCs), such as Verizon Communications, Local Exchange Companies (LECs), such as Citizens Communications and Alltel Corporation, and other Independent Payphone Providers (IPPs), such as Davel Communications. We also compete, indirectly, with long-distance companies, which can offer Location Owners commissions on long-distance calls made from LEC-owned payphones. Most LEC’s, long-distance companies and some IPPs may have substantially greater financial, marketing and other resources than our company.

We believe that our principal competition is from providers of wireless communications services for both local and long distance traffic. Certain providers of wireless communication services have introduced rate plans that are competitively priced with certain of the products offered by us and have negatively impacted the usage of payphones throughout the nation.

We believe that the competitive factors among payphone providers are (1) the commission payments to a Location Owner, (2) the ability to serve accounts with locations in several Local Access Transport Areas (LATAs), or states, (3) the quality of service and the availability of specialized services provided to a Location Owner and payphone users, and (4) responsiveness to customer service needs. We believe that we are currently competitive in each of these areas.

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

A successful claim of infringement against us, and our failure to license the same or similar technology, could adversely affect our business, asset value or stock value. Infringement claims, with or without merit, would be expensive to litigate or settle, and would divert management resources.

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

ITEM 1     Legal Proceedings.

Not applicable.

ITEM 2.    Changes in Securities and Use of Proceeds.

During the second quarter ended June 30, 2002, we issued sixty thousand shares of common stock in lieu of debt owed. These shares were issued under Section 4(2) of the Securities Act of 1933, as amended. All common shares issued above are restricted subject to Rule 144.

ITEM 3     Defaults Upon Senior Securities.

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

Dated:    August 14, 2002

USIP.Com, Inc.

(Registrant)

/s/ Craig Burton

President

/s/ Kathy Christopher

Controller