Form 10QSB
period 2002-09-30
USIP COM INC
filed 2002-11-15
CIK 1119721

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002

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

Yes   ☒                                                                    No   ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,699,388 shares of Common Stock, $.01 par value, were outstanding as of September 30, 2002.

Transitional Small Business Disclosure Forms (check one):

Yes   ☐                                                                    No   ☒

USIP.COM, INC.

INDEX TO FORM 10-QSB

september 30, 2002

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

USIP.COM, INC

CONSOLIDATED BALANCE SHEET

	Unaudited September 30, 2002	Audited December 31, 2001
ASSETS
CURRENT ASSETS
Cash	$16,127	10,825
Commissions and Sales Receivable, Net	107,634	144,772
Inventory	50,782	46,410
Prepaid Expenses	4,950	2,866

TOTAL CURRENT ASSETS	179,493	204,873

FIXED ASSETS
Telephone and Office Equipment	1,900,875	1,922,887
Vehicle	98,208	74,542
	1,999,083	1,997,429
Less: Accumulated Depreciation	(818,796)	(609,882)

Net Fixed Assets	1,180,287	1,387,547

TOTAL ASSETS	$1,359,780	$1,592,420

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$208,763	294,605
Line of Credit	454,852	212,952
Accrued Payroll and Payroll Taxes	8,367	5,622
Accrued State Gross Receipts Taxes	9,123	13,036
Other Accrued Expenses	19,332	23,149
Current Portion of Long-Term Debt	13,100	10,291

TOTAL CURRENT LIABILITIES	713,537	559,655

LONG-TERM LIABILITIES
Long-Term Debt, Less Current Portion	47,554	30,523
TOTAL LIABILITIES	761,091	590,178
STOCKHOLDERS’ EQUITY
Common Stock, $.01 par value 25,000,000 Shares authorized, 17,699,388 shares issued and outstanding	176,994	176,194

Additional Paid In Capital	1,473,358	1,382,358

Retained Earnings	(1,051,663)	(556,310)

TOTAL STOCKHOLDERS’ EQUITY	598,689	1,002,242

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,359,780	$1,592,420

See Accountant’s Report and Notes to Financial Statement

USIP.COM, INC

CONSOLIDATED STATEMENT OF INCOME (LOSS)

Unaudited

	Three Months Ended		Nine Months Ended
	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002
SALES
Commissions	$51,952	$23,361	$214,367	$67,841
Coin Collections	117,956	77,746	355,144	258,665
Dial Around	87,355	48,190	178,288	132,135
Phone Card Sales	21,316	6,035	62,799	30,035
Equipment Sales	985	1,984	15,605	8,426
Atm Revenue	4,286	1,797	8,891	3,760
Service and Repair Sales	28,893	30,364	67,413	90,551
Total Sales	312,743	189,477	902,507	591,413

COST OF SALES
Telecommunications Costs	144,378	96,310	452,360	313,887
Commissions	7,246	428	17,841	3,004
Repairs and Service Supplies	586	3,317	47,881	42,145
Other Direct Expenses - Travel	5,488	3,198	14,459	7,072
Depreciation	72,731	72,907	216,600	216,354
Subcontractors	20,163	9,852	59,843	44,055
Supplies	—	—	—
Total Cost of Sales	250,592	186,012	808,984	626,517

GROSS PROFIT	62,151	3,465	93,523	(35,104)

OPERATING EXPENSES
Officers’ Salaries	16,770	16,770	52,100	50,052
Salaries and Wages	42,231	36,938	123,947	118,723
Payroll Taxes	5,032	4,038	18,863	16,808
Insurance	16,036	14,715	48,601	42,020
Office Supplies	15,278	3,826	28,277	10,856
Telephone	6,220	5,934	19,506	18,590
Utilities	1,523	2,163	7,765	5,935
Vehicle Expenses	3,501	8,946	18,818	14,424
Rent	18,952	13,932	55,633	48,395
Professional Fees	8,715	7,245	35,215	90,845
Travel & Entertainment	2,153	2,298	5,477	3,174
Outside Services	9,935	2,247	21,823	11,760
Total Operating Expenses	146,346	119,052	436,025	431,582

OPERATING INCOME (LOSS)	(84,195)	(115,587)	(342,502)	(466,686)

OTHER INCOME (EXPENSE)
Interest Expense	(7,929)	(10,345)	(15,115)	(23,772)
NY State Gross Receipts Tax		(3,828)	(425)	(9,213)
Gain on Sale of Assets		5,175		4,267
Interest Income	57	17	299	51
Total Other Income	(7,872)	(8,981)	(15,241)	(28,667)

NET INCOME (LOSS)	$(92,067)	$(124,568)	$(357,743)	$(495,353)

Weighted Common Shares Outstanding	17,619,388	17,699,388	17,619,388	17,699,388

Net Loss per Common Share	$—	$—	$—	$—
	x	x	x	x

See Accountant’s Report and Notes to Financial Statement

USIP.COM, INC

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months September 30, 2002	Nine Months September 30, 2001
	Unaudited	Unaudited
Cash Flows From Operating Activities:
Net (Loss)	$(495,353)	$(283,865)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Depreciation Expense	216,354	214,769
(Increase) Decrease in Commissions and Sales Receivables	37,138	28,167
(Increase) in Inventory	(4,372)	(14,816)
(Increase) Decrease in Prepaid Expenses	(2,084)	9,889
Increase (Decrease) in Accounts Payable	(85,842)	72,402
Increase (Decrease) in Accrued Expenses and Wages	(1,072)	(7,155)
Increase (Decrease) in Accrued State Gross Receipts Taxes	(3,913)	7,985

Net cash provided (used) by operating activities	(339,144)	27,376

Cash Flows From Investing Activities:
Proceeds from Sale of Equipment	5,429
Acquisition of Equipment	—	(68,814)

Net cash provided (used) by investing activities	5,429	(68,814)

Cash Flows From Financing Activities:
Proceeds Received from Line of Credit		70,000
Principal Payments on Long-term Debt	(18,077)	(6,801)
Proceeds from Issuance on Notes Payable	250,300	80,945
Proceeds from Issuance of Stock	—	5,500

Net cash provided (used) by financing activities	232,223	149,644

Net Increase in cash	(101,492)	108,206

Cash - Beginning of Period	117,619	9,413

Cash - End of Period	$16,127	$117,619

		x
Supplemental Disclosures of Cash Flow Information:
Cash Paid During The Period For:
Interest	$20,767	$9,116
Income Taxes	$—	$—

See Accountant’s Report and Notes to Financial Statement

USIP.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

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

NOTE 2.                 COMPANY FORMATION

On January 16, 2002, the Company formed a 100% wholly owned subsidiary corporation, The Platinum Funding Corporation. This company was formed to take advantage of the mortgage brokering business. As of September 30, 2002, there has been no significant activity within Platinum Funding Company.

NOTE 3.                 NOTES PAYABLE

For additional capital requirements, the company has increased the borrowings on its line of credit by $84,000 increasing our liability to about $455,000. We intend to use the additional funding for our continued expansion.

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

On August 30, 2000 we incorporated Datone, Inc. as a Delaware company. Datone, Inc. is a USIP wholly owned subsidiary. All the revenue generating assets and related expenses that we received from the Datone Communications Merger were subsequently moved via an intercompany transfer from USIP into Datone, Inc. Datone, Inc. was capitalized with $1,017. All of the Datone, Inc. shares were given to USIP. On October 1, 2000 we merged Cointel into Datone, Inc. by way of an inner company transaction. In an effort to save money our management decided to combine these similar companies.

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

As of September 30, 2002, we owned and operated a network of approximately 772 payphones in three states. Our installed payphone base generates revenue through coin calls (local and long-distance), non-coin calls (calling card, credit card, collect, and third-party billed calls using our pre-selected operator services providers such as Qwest and ILD Telecommunications), and dial-around calls (utilizing a 1-800, 1010XXX or similar “toll free” dialing method to select a carrier other than our pre-selected carrier).

We enter into site leasing agreements with various businesses that are open to the public. Some of the businesses include but are not limited to retail stores, convenience stores, bars, restaurants, gas stations, colleges and hospitals. The agreements allow us to install our payphones in areas that are accessible to the public. We provide the payphones, install them, and pay all maintenance and operational costs for the term of each lease. We also sell payphones to some of the site owners. We derive income from the sale as well as any commission split that we negotiate with the buyer.

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

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Revenues

Total revenue decreased by $123,266 or approximately 39.41%, from $312,743 in the three months ended September 30, 2001 to $189,477 in the three months ended September 30, 2002. This decrease was primarily attributable to removal of unprofitable phone locations; lower call volumes on the Company’s payphones resulting from the growth in wireless and other public communication services.

Commissions decreased by $28,591 or approximately 55.04%, from $51,952 in the three months ended September 30, 2001 to $23,361 in the three months ended September 30, 2002. The Company is actively reviewing its strategies related to contract renewals in order to maintain its competitive position while retaining its customer base.

Coin call revenues decreased by $40,210 or approximately 34.09%, from $117,956 in three months ended September 30, 2001 to $77,746 in the three months ended September 30, 2002. The decrease in coin call revenue was primarily attributable to an ongoing strategy to remove unprofitable phones as well as call volumes on the Company’s payphones due to increased competition from wireless and other public communication services.

Non-coin call revenue, which is comprised primarily of dial-around revenue and operator service revenue decreased $39,165 or approximately 44.83% from $87,355 in the three months ended September 30, 2001 to $48,190 in the three months ended September 30, 2002. This decrease was primarily attributable to World Com, Inc. filing chapter 11 bankruptcy on July 21, 2002 impacting our non-coin revenue by approximately 30%.

Service & Repair Sales increased by $1,471, when compared to the same period in 2001. Equipment sales increased by $999, from $985 in the three months ending September 30, 2001 to $1,984 in the three months ending September 30, 2002. Phone card sales and ATM revenue decreased by $15,281 and $2,489 respectfully when compared to the same period in 2001.

Cost of Sales

Our overall cost of sales decreased for the three months ending September 30, 2002 by $64,580 or approximately 25.77% from the three months ending September 30, 2001. Telecommunication costs decreased by $48,068, the cost of providing telephone service to 772 payphones 2002 as compared to 1,386 payphones in 2001.   Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment. If the site owner does not purchase the payphone, we remove it from the site. Our installed payphone base generates revenue through coin calls (local and long-distance), non-coin calls (calling card, credit card, collect, and third party billed calls using our pre-selected operator service).

Commissions payable decreased by $6,818 due to a decrease in payphone usage, a direct response to increase use of cellular phones and pre-paid phone cards. Contractor’s fees decreased by $10,311, this is due impart to having one less independent contractor.  Depreciation expense increased $176 when compared to the some period in 2001. This increase is due to purchasing a new motor vehicle in July/02. The Company owns telephone equipment and motor vehicles, which provide a service for a number of years. The term of service is commonly referred to as the “useful life” of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired.   A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.

Cost of sales for repair, service supplies, and travel increased by $441 a result of the management team’s ongoing efforts to reduce cost.

Operation and Administrative Expenses

Operating expenses decreased by $27,294 or approximately 18.65% over the same period in 2001. This decrease in operating expense is a direct result of management diligently working to cut expense and run the company as efficient as possible. Salaries and related payroll taxes decreased by $6,287 when compared to the same expenses for 2001. This decrease is due to the elimination of one employee. Insurance expense decreased by $1,321 when compared to the same period in 2001.  Rent decreased by $5,020 when compared to 2001. This decrease is due impart to the closing of the Pennsylvania office. Telephone, utilities, office, and other miscellaneous expenses, together account for a decrease of $10,953 when compared to the same period ending September 30, 2001. Professional fees decreased by $1,470 over 2001. These are fees the Company pays to accountants and attorneys throughout the year for various task. Expenses for outside services decreased by $7,688 over 2001. This decrease was due to eliminating the use of temporary staffing. Vehicle expense increased by $5,445 in 2002 when compared to 2001. This increase is primarily attributable to the account settlement for a leased vehicle.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Revenues

Total revenue decreased by $311,094 or approximately 34.47%, from $902,507 in the nine months ended September 30, 2001 to $591,413 in the nine months ended September 30, 2002.  This decrease was primarily attributable to removal of unprofitable phone locations, lower call volumes on the Company’s payphones resulting from the growth in wireless and other public communication services.

Commissions decreased by $146,526 or approximately 68.35%, from $214,367 in the nine months ended September 30, 2001 to $67,841 in the nine months ended September 30, 2002. This decrease is primarily attributable to a one-time bonus commission of $73,800 received in 2001 from Pacific Telemanagement Services in addition to lower commissionable revenues from reduced number of the Company payphones. The Company is actively reviewing its strategies related to contract renewals in order to maintain its competitive position while retaining its customer base.

Coin call revenues decreased by $96,479 or approximately 27.17%, from $355,144 in nine months ended September 30, 2001 to $258,665 in the nine months ended September 30, 2002. The decrease in coin call revenue was primarily attributable to an ongoing strategy to remove unprofitable phones as well as decreased call volumes on the Company’s payphones due to increased competition from wireless and other public communication services.

Non-coin call revenue, which is comprised primarily of dial-around revenue and operator service revenue decreased $46,153 from $178,288 in the nine months ended September 30, 2001 to $132,135 in the nine months ended September 30, 2002. This decrease was primarily attributable to World Com, Inc. filing chapter 11 bankruptcy on July 21, 2002 impacting our non-coin revenue by approximately 30%.

Service & Repair Sales increased by $23,138, when compared to the same period in 2001. Equipment sales decreased by $7,179, from $15,605 in the nine months ending September 30, 2001 to $8,426 in the nine months ending September 30, 2002. Phone card sales and ATM revenue decreased by $32,764 and $5,131 respectfully when compared to the same period in 2001.

Cost of Sales

Our overall cost of sales decreased for the nine months ending September 30, 2002 by $182,467 or approximately 22.55% from the nine months ending September 30, 2001. Telecommunication costs decreased by $138,473, the cost of providing telephone service to 772 payphones 2002 as compared to 1,386 payphones in 2001.  Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment.  If the site owner does not purchase the payphone, we remove it from the site. Our installed payphone base generates revenue through coin calls (local and long-distance), non-coin calls (calling card, credit card, collect, and third party billed calls using our pre-selected operator service).

Commissions payable decreased by $14,837 due to a decrease in payphone usage, a direct response to increase use of cellular phones and pre-paid phone cards. Contractor’s fees decreased by $15,788, this is due impart to having one less independent contractor. Depreciation expense decreased $246 when compared to the same period in 2001. The Company owns telephone equipment and motor vehicles, which provide a service for a number of years.  The term of service is commonly referred to as the “useful life” of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.

Cost of sales decreased for repairs and service supplies by $5,736, while the cost of travel decreased by $7,387, a direct result of the management team’s ongoing efforts to reduce cost.

Operation and Administrative Expenses

Operating expenses decreased by $4,443 or approximately 1.02% over the same period in 2001. Salaries and related payroll taxes were reduced by $9,327 when compared to the same expenses for 2001. Insurance expense decreased by $6,581 when compared to the same period in 2001. Rent decreased by $7,238 when compared to 2001.  Telephone, utilities, office, and other miscellaneous expenses, together account for a decrease of $22,470 when compared to the same period ending September 30, 2001. Professional fees increased by $55,630 over 2001. These are fees the Company pays to accountants and attorneys throughout the year for various task. Expenses for outside services decreased by $10,063 over 2001. Vehicle expense decreased by $4,394 in 2002 when compared to 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Our primary sources of liquidity have been cash from operations and borrowing from various credit facilities. As of September 30, 2002 we have a note payable to Key Bank in the amount of $94,552. We had an unsecured $200,000 line of credit with Lilly Beter Capital Group, Ltd. On April 30, 2002 we entered into an additional $300,000 line of credit with Lilly Beter Capital Group, Ltd. for a total of $500,000. As of September 30, 2002 we have borrowed $360,300 from the line of credit.

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

IMPACT OF INFLATION

Inflation is not considered a material factor affecting the Company’s business.  General operating expenses such as salaries, employee benefits and occupancy costs are, however, subject to normal inflationary pressures

SEASONAL ASPECTS

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

Item 3. Controls and Procedures

Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-QSB, the Company’s President and Controller have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II OTHER INFORMATION.

ITEM 1 Legal Proceedings.
Not applicable.

ITEM 2. Changes in Securities and Use of Proceeds.
Not applicable

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

USIP.Com, Inc.

(Registrant)

Dated: November 11, 2002	/s/ CRAIG BURTON
Craig Burton
President

Dated: November 11, 2002	/s/ KATHY CHRISTOPHER
Kathy Christopher
Controller

CERTIFICATION

I, Craig Burton, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of USIP.Com, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Craig Burton
Craig Burton, President

CERTIFICATION

I, Kathy Christopher, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of USIP.Com, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Kathy Christopher
Kathy Christopher, Controller