Form 10KSB
period 2002-12-31
USIP COM INC
filed 2003-03-28
CIK 1119721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

Common Stock, $.01 Par Value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year: $773,447

As of December 31, 2002 the aggregate market value of the common stock held by non-affiliates was approximately $1,919,302 based upon the closing price on December 31, 2002 of $0.45. As of December 31, 2002, there were 17,699,388 shares of common stock outstanding.

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

On January 31, 2000 Datone Communications, Inc., (“Datone”), a New York corporation and an independent payphone provider (“IPP”) merged into our company. All the Datone shares were retired. Datone shareholders received 7,268,388 restricted shares of common stock for their stock. On February 4, 2000 we amended the Articles of Incorporation and changed our name to USIP.Com, Inc.

On April 29, 2000 we purchased all the shares of NB Payphones, Ltd., (“NB”), the owner of 466 payphones in Pennsylvania and Cointel Leasing, Inc., (“Cointel”), the owner of 45 payphones in Syracuse, New York, from Riviera Bay Holding Trust, a Gibraltar Trust, for 8,750,000 restricted shares of our common stock. NB is a USIP wholly owned subsidiary.

On April 29, 2000 we entered into a two hundred thousand dollar ($200,000) unsecured line of credit with Lilly Beter Capital Group, Ltd., with interest at the rate of 10% per annum. On April 30, 2002 we entered into an additional $300,000 line of credit with Lilly Beter Capital Group, Ltd., with interest at the rate of 8% per annum for a total of $500,000.

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

On December 14, 2001 we incorporated The Platinum Funding Corporation  (“Platinum”), as a New York wholly owned subsidiary for the purpose of developing a real estate based mortgage brokerage business. On January 16, 2002 we issued a press release announcing the formation of Platinum. On July 11, 2002 Platinum signed a Letter of Intent with Elap Solutions, Inc., (“ELAP”), to acquire 100 percent of ELAP’s issued and outstanding shares. On July 25, 2002 we issued a second press release announcing the planned acquisition of Elap. On September 4, 2002 we received formal notification that Elap was declining the Letter of Intent due to financial reasons beyond their control. Because the acquisition did not occur, Platinum has had no activity since December 14, 2001.

We are continuing our efforts to find a suitable candidate that will help us develop a real estate based mortgage brokerage business as originally intended. We believe that in time we can service clients in both the residential and commercial markets throughout the state of New York. We cannot predict when we might locate target assets or companies, and there is no guarantee that we will be able to develop this business and generate a profit. We anticipate that the analysis of specific proposals and the selection of business opportunities could take many months to finalize.

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

            As of December 31, 2002 we owned and operated a network of approximately 681 payphones in three states. Our installed payphone base generates revenue through coin calls (local and long-distance), non-coin calls (calling card, credit card, collect, and third-party billed calls using our pre-selected operator services providers such as Qwest, ILD Telecommunications, Inc., and Pacific Telemanagement Services) and dial-around calls (utilizing a 1-800, 1010XXX or similar “toll free” dialing method to select a carrier other than our pre-selected carrier).

SMART PAYPHONE TECHNOLOGY.

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

OPERATIONS

As of December 31, 2002 and December 31, 2001 we owned and operated approximately 681 and 1,386 payphones, respectively.

COIN CALLS

Our payphones generate coin revenues primarily from local calls. Historically, the maximum rate that LECs and IPPs could charge for local calls was generally set by state regulatory authorities and in most cases was $0.25 through October 6, 1997. We charge $0.25, $0.35, and $0.50 in New York and Massachusetts and $0.35, and $0.50 in Pennsylvania. In ensuring “fair compensation” for all calls, the FCC determined that local coin rates from payphones should be generally deregulated by October 7, 1997, but provided for possible modifications or exemptions from deregulation upon a detailed demonstration by an individual state that there are market failures within the state that would not allow market-based rates to develop. On July 1, 1997, a federal court issued an order that upheld the FCC’s authority to deregulate local coin call rates. In accordance with the FCC’s ruling and the court order, certain RBOCs, LECs and IPPs, including our Company, began to increase rates for local coin calls from $0.25 to $0.35 after October 7, 1997.

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

REGULATIONS AND DIAL-AROUND COMPENSATION

On September 20, 1996 the Federal Communications Commission (“FCC”) adopted rules, which became effective November 7, 1996 (the “1996 Payphone Order”), initially mandating dial-around compensation for both access code calls and 800 subscriber calls at a flat rate of $45.85 per payphone per month (131 calls multiplied by $0.35 per call). Commencing October 7, 1997 and ending October 6, 1998 the $45.85 per payphone per month rate was to transition to a per-call system at the rate of $0.35 per call. Several parties challenged certain of the FCC regulations including the dial-around compensation rate. On July 1, 1997 a federal court vacated certain portions of the FCC’s 1996 Payphone Order, including the dial-around compensation rate.

In accordance with the court’s mandate, on October 9, 1997 the FCC adopted a second order (the “1997 Payphone Order”), establishing a rate of $0.284 per calls for the first two years of per-call compensation (October 7, 1997 through October 6, 1999). The IXCs were required to pay this per-call amount to payphone service providers, beginning October 7, 1997. On May 15, 1998 the court again remanded the per-call compensation rate to the FCC for further explanation without vacating the $0.284 default rate.

On February 4, 1999 the FCC released a third order (the “1999 Payphone Order”), in which the FCC abandoned its efforts to derive a “market based” default dial-around compensation rate and instead adopted a “cost based” rate of $0.24 per dial-around call. This rate became effective on April 21, 1999 and served as a default rate through January 31, 2002.

In a decision released January 31, 2002 (the “2002 Payphone Order”) the FCC partially addressed the remaining issues concerning the “true-up” required for interim and intermediate period compensation. The FCC adjusted the per-call rate to $0.229, for the interim period only, to reflect a different method of calculating the delay in IXC payments to PSPs for the interim period, and determined that the total interim period compensation should be $33.89 per payphone per month ($0.229 times an average of 148 calls per payphone per month). The 2002 Payphone Order deferred to a later order its determination of the allocation of this total compensation rate among the various carriers required to pay compensation for the interim period.

                On October 23, 2002 the FCC released its Fifth Order on Reconsideration and Order on Remand (The “Interim Order”), which resolved the remaining issues surrounding the interim/intermediate period true-up and specifically how monthly per-phone compensation owed to PSPs is to be allocated among the relevant dial-around carriers. The Interim Order also resolves how certain offsets to such payments will be handled and a host of other issues raised by parties in their remaining FCC challenges to the 1999 Payphone Order and the 2002 Payphone Order. In the Interim Order the FCC ordered a true-up for the interim period and increased the adjusted monthly rate to $35.22 per payphone per month, to compensate for the three-month payment delay inherent in the dial-around payment system. The new rate of $35.22 per payphone per month is a composite rate, allocated among approximately five hundred carriers based on their estimated dial-around traffic during the interim period. The FCC also ordered a true-up requiring PSPs, to refund an amount equal to $0.046 (the difference between the old $0.284 rate and the current $0.238 rate) to each carrier that compensated the PSP on a per-call basis during the intermediate period. Interest on additional payments and refunds is to be computed from the original payment date, at the IRS prescribed rate applicable to late tax payments.

On August 2, 2002 and September 2, 2002 respectively, the APCC and the RBOCs filed petitions with the FCC to revisit and increase the dial-around compensation level. Using the FCC’s existing formula, as approved by the Court in its June 26, 2000 order, and adjusted only to reflect current costs and call volumes, the APCC and RBOCs petitions support approximately doubling of the current $0.24 rate. In response to the petitions, on September 2, 2002 the FCC put them out for comment and reply comment by interested parties, seeking input on how the Commission should proceed to address the issues raised by the filings.

We believe that the “fair compensation” requirements of Section 276 of the Telcom Act mandate that the FCC promptly review and adjust the dial-around compensation rate level. While no assurances can be given as to the timing or amount of any increase in the dial-around rate level, we believe an increase in the rate is reasonably likely given the significant reduction in payphone call volumes, and other relevant changes since the FCC set the $0.24 rate level.

Our objectives are to continue to review our overall cost structure, improve route density and service quality, monitor and take action on our under performing telephones and place an emphasis on expanding in economically favorable territories. We have implemented the following strategy to meet our objectives.

SERVICE AND MAINTENANCE

We employ field service technicians, who collect coin boxes, and clean and maintain a route of payphones. Our technicians also respond to trouble calls made by Location Owners, by users of payphones or by the telephone itself as part of its internal diagnostic procedures. Some of our technicians are also responsible for the installation of new payphones.

CUSTOMERS, SALES AND MARKETING

The Location Owners with whom we contract are a diverse group of small and medium sized businesses, which are frequented by individuals needing payphone access. The majority of our payphones are located at convenience stores, truck stops, service stations, grocery stores, colleges and hospitals. As of December 31, 2002 our payphone accounts of 20 or more payphones represented approximately 5% of our installed payphone base. Approximately 70% of our customers are a result of acquisitions from (ITOC’s), Independent Telephone Operating Companies.

We install our payphones in convenience stores, truck stops, service stations, grocery stores, colleges and hospitals. Before we install a phone, we search for, and utilize historical revenue information about each payphone location. In locations where historical revenue information is not available, we rely on our site survey to examine geographic factors, population density, traffic patterns and other factors in determining whether to install a payphone. We recognize, however, that recent changes in payphone traffic volumes and usage patterns being experienced on an industry-wide basis warrant a continued assessment of the location deployment of our payphones.

Our location agreements may provide for revenue sharing with the applicable location owners based on fixed percentages of revenues. Our agreements also provide for monthly billing for payphone service. We can terminate a location agreement on 30 days’ notice to the Location Owner if the payphone does not generate sufficient revenue.

SERVICE AND EQUIPMENT SUPPLIERS

Our primary suppliers provide payphone components, local line access, long-distance transmission and operator services. To promote acceptance by end users accustomed to using RBOC or LEC-owned payphone equipment, we utilize payphones designed to be similar in appearance and operation to payphones owned by LECs.

We purchase circuit boards from various manufacturers for repair and installation of our payphones. We primarily obtain local line access from various LECs, including Verizon, Citizens Communications and various other incumbent and competitive suppliers of local line access. New sources of local line access are expected to emerge as competition continues to develop in local service markets. Long-distance services are provided to our company by various long-distance and operator service providers, including AT&T, Qwest, ILD Telecommunications, Inc., and others.

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

ASSEMBLY AND REPAIR OF PAYPHONES

We assemble and repair payphone equipment for our use. The assembly of payphone equipment provides us with technical expertise used in the operation, service, maintenance and repair of our payphones. We assemble, refurbish or replace payphones from standard payphone components either obtained from our sizable inventory or purchased from component manufacturers. These components include a metal case, an integrated circuit board incorporating a microprocessor, a handset and cord, and a coin box and lock. On the occasion when components are not available from inventory, we can purchase the components from several suppliers. We do not believe that the loss of any single supplier would have a material adverse effect on our assembly operations.

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

Our payphones can distinguish coins by size and weight, report to a remote location the total coins in the coin box, perform self-diagnosis and automatically report problems to a pre-programmed service number, and immediately report attempts at vandalism or theft. Many of our payphones operate on power available from the telephone lines, thereby avoiding the need for and reliance upon an additional power source at the installation location.

We provide all technical support required to operate the payphones, such as computers and software and hardware specialists, at our headquarters in Liverpool New York. Our assembly and repair support operations provide materials, equipment, spare parts and accessories to the field. Each of our division offices and each of our technician’s vehicles maintain inventories for immediate deployment in the field.

MAJOR CUSTOMERS

No individual customer accounted for more than 5% of our consolidated revenues in 2001 and 2002.

COMPETITION

We compete for payphone locations directly with RBOCs, LECs and other IPPs. We also compete, indirectly, with long-distance companies, which can offer Location Owners commissions on long-distance calls made from LEC-owned payphones. We compete with LECs and long-distance companies who may have substantially greater financial, marketing and other resources.

We believe that our principal competition is from providers of wireless communications services for both local and long distance traffic. Certain providers of wireless communication services have introduced rate plans that are competitively priced with certain of the products offered by us, and have negatively impacted the usage of payphones throughout the nation.

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

ITEM 2.  DESCRIPTION OF PROPERTY

We lease approximately 5600 square feet of space in Liverpool, New York. This location provides office space and space for assembly and repair of payphones.

ITEM 3.  LEGAL PROCEEDINGS

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

In the third calendar quarter of 2001 our common stock was included in the NASD’s Bulletin Board system under the symbol “USPO”. The following table sets forth for the respective periods indicated the prices of the common stock in the over-the-counter market, as reported and summarized by the OTC Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter Ended	High Bid ($)	Low Bid ($)

September 30, 2001	$0.84	$0.70
December 31, 2001	$1.55	$1.35

March 31, 2002	$2.40	$1.90
June 30, 2002	$1.75	$1.25
September 30, 2002	$2.00	$1.50
December 31, 2002	$1.05	$0.45

Since inception, no dividends have been paid on our common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future. At December 31, 2002 there were approximately 256 holders of record of our common stock.

Any future dividends will be at the discretion of the board of directors, after taking into account various factors, including among others, operations, current and anticipated cash needs and expansion plans, the income tax laws then in effect, the requirements of Utah law, and any restrictions that may be imposed by our future credit arrangements.

On February 12, 2002 we issued twenty thousand unregistered shares of common stock to Raymond Tricarico, a resident of the State of Minnesota in lieu of a debt owed by our company. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended. On June 7, 2002 we issued sixty thousand unregistered shares of common stock to Lawrence Taylor, a resident of the State of New York, in lieu of a debt owed by our company. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes.

Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

GENERAL

Our installed payphone base generated revenue for the fiscal year 2001 and 2002 from the following three sources.

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

3. Payphone sales, repairs and pre-paid phone cards. We derive income from the sale and repair of a payphone. We negotiate the sale to a site owner when it becomes cost prohibitive to maintain, or if a customer offers to buy the phone at a price that is favorable to our company. The new owner or lessee becomes responsible for the maintenance and operational costs of the payphone. We sell pre-paid phone cards at some of our payphone locations. We also derive a profit from any commission split that is negotiated between the parties as a result of a sale or lease of a payphone. Sales, payphone repair, and the sale of pre-paid phone cards are not subject to the same collection delays as the other types of operating income.

The principal costs related to the ongoing operation of our payphones include telephone charges, commissions, service, maintenance and network costs. Telephone charges consist of payments we make to local exchange carriers and long distance carriers for line charges and use of their networks. Commission expense represents payments to owners of locations where our payphones are installed. Service, maintenance and network costs represent the cost of servicing and maintaining the payphones on an ongoing basis.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Revenues

Our total revenue decreased by $330,938 or approximately 29.97%, from $1,104,385 in the year ended December 31, 2001 to $773,447 in the year ended December 31, 2002.  This decrease was primarily attributable to removal of unprofitable phone locations and lower call volumes on our payphones resulting from the growth in wireless communication services. We reduced our network from approximately 1386 payphones in 2001 to approximately 681 in 2002.

Our commissions decreased by $139,637, or approximately 62.19% from $224,560 in the year ended December 31, 2001 to $84,923, in the year ended December 31, 2002.  This decrease was a result of our reduction in payphones by 51%, fewer operator assisted calls, and the increased competition from the wireless communication industry.

Our coin call revenues decreased by $141,372 or approximately 30.21% from $468,069 in the year ended December 31, 2001 to $326,697 in the year ended December 31, 2002. The decrease in coin call revenue was primarily attributable to the reduced number of payphones we operated, coupled with the increased competition from wireless communication services.

Our non-coin call revenue, which is comprised primarily of dial-around revenue and operator service revenue decreased by $26,080 or approximately 12.24% from $213,097 in the year ended December 31, 2001 to $187,017 in the year ended December 31, 2002. Our dial-around decrease was primarily attributable to the removal of unprofitable phone locations, and declining pay phone call volume. Our operator service revenue decrease is attributable to fewer long distance calls per payphone.

On July 21, 2002 WorldCom, Inc., who’s subsidiary MCI is one of our major payers of dial-around revenue, filed for protection under Chapter 11 of the United States Bankruptcy Code. As a result of the filing we reduced our accrual for the second quarter and a part of the third quarter by approximately 39.9% because the bankruptcy may impair our ability to receive pre-petition dial-around payments from MCI. We are pursuing our rights in the Bankruptcy Court to receive payment from MCI.  No assurance can be given at this time regarding the outcome of this action. We do not believe that the WorldCom bankruptcy filing will materially impair our ability to collect dial-around payment from MCI post-petition. We have resumed our normal accrual of dial-around revenue attributable to MCI for post-petition periods.

Our service & repair sales increased by $32,069 when compared to the same period in 2001. Our equipment sales decreased by $10,281. Our phone card sales decreased by $38,524 when compared to the same period ending December 31, 2001. This decrease is due to increased competition from other phone card vendors along with the loss of various site locations when companies go out of business. The increased competition and decreased site locations forced us to reduce our phone card sites by approximately 42%. Our ATM revenue decreased by $7,113. We reduced our ATM location sites from 3 sites at the end of 2001 to 1 site at the end of 2002.

Cost of Sales

Our overall cost of sales decreased for the year ending December 31, 2002 by $274,491 or approximately 25.92% when compared to the year ending December 31, 2001. Our telecommunications costs decreased by $185,790 because we provided telephone service to 681 payphones in 2002 compared to 1386 payphones in 2001. Once we identify a low revenue payphone, we offer the site owner the opportunity to buy it. If the site owner does not buy the payphone we remove it from the site. Our installed payphone base generates revenue through coin calls (local and long-distance), non-coin calls (calling card, credit card, collect, and third party billed calls using our pre-selected operator service).

Our commissions’ payable decreased by $20,788 because of a decrease in payphone usage. We believe this resulted from an increased use of cellular phones and pre-paid phone cards. In 2002 our contractor’s fees decreased by $28,565 because we cut cost by eliminating three independent contractors. Our decrease of $14,287 in depreciation is due directly to our on going strategy of identifying unprofitable payphones, selling them to the site owner or removing them. Once a payphone is sold to the site owner it is removed from our assets and depreciation schedule. We own telephone equipment and motor vehicles that provide a service for a number of years. The term of service is commonly referred to as the “useful life” of the asset. Because assets such as telephone equipment or motor vehicles are expected to provide service for many years, they are recorded as an asset rather than an expense in the year acquired. A portion of the cost of a long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.

Our cost of sales for repairs, service supplies, and travel decreased by $3,289 because of our management team’s ongoing efforts to reduce costs. Our phone card expenses decreased by $21,772 when comparing year 2002 to 2001. This decrease is also due to the reduced number of phone card machine sites in 2002.

Operation and Administrative Expenses

Our operating expenses decreased by $37,209 or 6.65% over the same period in 2001. This decrease in operating expenses is a direct result of our management team’s ongoing efforts to cut expenses, and run our company as efficiently as possible. Our salaries and related payroll taxes were reduced by $20,810 when compared to the same expenses for 2002. This decrease is due to the elimination of two employees, one technician and one clerical assistant. Our insurance expense decreased by $793 when compared to the fiscal year 2001. Our rent decreased by $11,562 when compared to 2001. We did not renew the lease for extra office space in Pennsylvania, and we ended a month-to-month rental agreement for storage space in New York during 2002. Our telephone, utilities, office, travel & entertainment costs account for a decrease of $22,971 when compared to the same period ending December 31, 2001. Our professional fees increased by $38,609 over 2001. These are fees we pay to accountants, attorneys and other professionals throughout the year for various work. Our expenses for outside services decreased by $13,168 over 2001 because we no longer use temporary personnel services. Our vehicle expense decreased by $6,514 in 2002 because we replaced older vehicles for new vehicles that require less maintenance.

At the end of 2002 we determined that the value of some of our assets needed to be adjusted because of obsolescence. An adjustment of $292,666 appears on our Consolidated Statement of Income and Retained Earnings under the heading Other Income (Expense) listed as “Loss on Equipment Obsolescence.” Such a write-off is not classified as an extraordinary item because write-offs of operating assets frequently occur in the normal course of our business.

Interest expense in the year ended December 31, 2002 increased by $16,373 from $20,852 in the year ended December 31, 2001 to $37,225 in the year ended December 31, 2002. This is attributable to increased borrowing levels related to our line of credit. We drew $210,300 on our line of credit in 2002.

As of December 31, 2002 we have a note payable to Key Bank in the amount of $91,552. We have an additional unsecured line of credit with the Lilly Beter Capital Group, Ltd. in the amount of $500,000 as of December 31, 2002 we have used $410,300.

GOING CONCERN QUALIFICATION

In his Independent Auditor’s Report, our auditor states that we have incurred annual losses since inception raising substantial doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our primary sources of liquidity have been cash from operations, borrowing from various credit facilities and periodically proceeds from the issuance of common stock.

Weather conditions affect our revenue stream because we operate in the northeastern part of the country. Revenues drop off significantly during the winter because most of our phones are outdoors. The spring and summer periods show an increase in payphone usage. Our revenues are generally lowest in the first quarter and highest in the third quarter.

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

RISKS ASSOCIATED WITH OUR BUSINESS

In addition to the other information in this report, the following risks should be considered carefully in evaluating our business and prospects:

UNLESS WE CAN REVERSE OUR HISTORY OF LOSSES, WE MAY HAVE TO DISCONTINUE OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in fiscal years 2001 through 2002, and the losses are projected to continue in 2003. Our net losses were $544,645 and $872,178 for fiscal years ended 2001, 2002 respectively. We have been concentrating on the development of our products, services and business plan. Our management believes that we can be profitable and that our business plan will be successful; however, there is no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

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

ITEM 7.   FINANCIAL STATEMENTS

USIP.COM, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors

The Stockholders and Board of Directors

USIP.COM, Inc.

We have audited the accompanying consolidated balance sheets of USIP.Com, Inc. as of December 31, 2001 and 2002 and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements base on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USIP.Com, Inc. and subsidiaries as of December 31, 2001 and 2002, and the results of operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles, generally accepted in the USA.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has incurred annual operating losses since inception. At December 31, 2002, the Company has increased its line of credit borrowings to meet operating costs, and has seen stockholders’ equity declining. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of the foregoing uncertainties.

CE Forse & Co., Ltd.

February 21, 2003

USIP.COM, INC

CONSOLIDATED BALANCE SHEET

December 31

	2001	2002
ASSETS
CURRENT ASSETS
Cash	$10,825	$7,021
Commissions and Sales Receivable, Net	144,772	125,276
Inventory	46,410	50,782
Prepaid Expenses	2,866	3,932
TOTAL CURRENT ASSETS	204,873	187,011
FIXED ASSETS
Telephone and Office Equipment	1,922,887	1,899,122
Vehicle	74,542	76,367
	1,997,429	1,975,489
Less: Accumulated Depreciation	(609,882)	(1,151,240)

Net Fixed Assets	1,387,547	824,249

TOTAL ASSETS	$1,592,420	$1,011,260

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$294,605	$201,812
Line of Credit	212,952	501,852
Accrued Payroll and Payroll Taxes	5,622	5,896
Accrued State Gross Receipts Taxes	13,036	9,621
Other Accrued Expenses	23,149	28,663
Current Portion of Long-Term Debt	10,291	18,253

TOTAL CURRENT LIABILITIES	559,655	766,097

Long-Term Liabilities
Notes Payable	40,814	72,302
Less Current Portion	10,291	18,253

TOTAL LONG-TERM LIABILITIES	30,523	54,049

TOTAL LIABILITIES	590,178	820,146

STOCKHOLDERS' EQUITY
Common Stock, $.01 par value 25,000,000 Shares authorized, 17,699,388 shares issued and outstanding	176,194	176,994

Additional Paid In Capital	1,382,358	1,442,608

Retained Earnings	(556,310)	(1,428,488)

TOTAL STOCKHOLDERS' EQUITY	1,002,242	191,114

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,592,420	$1,011,260

See Accountant’s Report and Notes To Financial Statement

USIP.COM, INC

CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

For the Years Ended December 31

	2001	2002
SALES
Commissions	$224,560	$84,923
Coin Collections	468,069	326,697
Dial Around	213,097	187,017
Equipment Sales	19,537	9,256
Phone Card Sales	74,594	36,070
ATM Revenue	15,273	8,160
Service and Repair Sales	89,255	121,324
Total Sales	1,104,385	773,447

COST OF SALES
Telecommunications Costs	570,747	384,957
Commissions	24,924	4,136
Contractor Fees	76,807	48,242
Repairs and Service Supplies	28,193	33,548
Depreciation	303,887	289,600
Phone Cards and Phone Costs	36,301	14,529
Travel	18,326	9,682
Total Cost of Sales	1,059,185	784,694

GROSS PROFIT	45,200	(11,247)

OPERATING EXPENSES
Salaries and Wages	238,240	220,681
Payroll Taxes	24,145	20,894
Insurance	58,449	57,656
Telephone	25,818	23,307
Outside Services	27,208	14,040
Utilities	10,024	8,305
Vehicle Expenses	23,213	16,699
Rent	74,218	62,656
Professional Fees	41,313	79,922
Travel and Entertainment	6,528	4,763
Office Expense	30,928	13,952
Total Operating Expenses	560,084	522,875

OPERATING INCOME (L0SS)	(514,884)	(534,122)

OTHER INCOME (EXPENSE)
Interest Income	204	53
Gain on Sale of Equipment	—	2,293
Loss on Equipment Obsolescence		(292,666)
Prov For State Tax	(9,113)	(10,511)
Interest Expense	(20,852)	(37,225)
Total Other Income	(29,761)	(338,056)

NET INCOME (LOSS)	(544,645)	(872,178)

RETAINED EARNINGS - BEGINNING	(11,665)	(556,310)

RETAINED EARNINGS - ENDING	$(556,310)	$(1,428,488)

Weighted Common Shares Outstanding	17,619,378	17,699,378

Net Loss per Common Share	$—	$—

See Accountant’s Report and Notes To Financial Statement

USIP.COM, INC

CHANGES IN STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2001 and 2002

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholder's Equity
	Shares	Amount
Balance as of January 1, 2001	17,619,388	$176,194	$1,382,358	$(11,665)	$1,546,887

Net Loss - 2001				(544,645)	$(544,645)

Balance as of December 31, 2001	17,619,388	$176,194	$1,382,358	$(556,310)	$1,002,242

Balance as of January 1, 2002	17,619,388	176,194	1,382,358	(556,310)	1,002,242

Issuance of Common Stock	20,000	200	15,850		16,050

Issuance of Common Stock Jun-02	60,000	600	44,400		45,000

Net Loss-2002				(872,178)	$(872,178)

Balance as of December 31, 2000	17,699,388	$176,994	$1,442,608	$(1,428,488)	$191,114

See Accountant’s Report and Notes To Financial Statement

USIP.COM, INC

CONSOLIDATED STATEMENT OF CASH FLOWS

Years Ended December 31,

	2001	2002

Cash Flows From Operating Activities:
Net (Loss)	$(544,645)	$(872,178)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Depreciation Expense	303,887	289,600
Gain on Sale of Equipment	—	(2,293)
Loss on Equipment Obsolesence	—	292,666
(Increase) Decrease in Commission Receivables	27,019	19,496
(Increase) in Inventory	(10,160)	(4,372)
(Increase) Decrease in Prepaid Insurance	(2,866)	(1,066)
Increase (Decrease) in Accounts Payable	90,796	(92,794)
Increase (Decrease) in Accrued Expenses	21,918	5,788
Increase (Decrease) in Gross Receipts Tax	(7,606)	(3,415)

Net cash (used) by operating activities	(121,657)	(368,568)

Cash Flows From Investing Activities:
Capital Expenditures	(76,315)	—

Net cash (used) by investing activities	(76,315)	—

Cash Flows From Financing Activities:
Proceeds received from Line of Credit	114,066	300,300
Proceeds from issuance of Notes Payable	—	54,143
Payments on Notes Payable	(12,413)	(23,279)
Payments on Lines of Credit	(10,475)	(11,400)
Proceeds from issuance of stock	—	45,000

Net cash provided by financing activities	91,178	364,764

Net Increase (Decrease) in cash	(106,794)	(3,804)

Cash - Beginning of Period	117,619	10,825

Cash - End of Period	$10,825	$7,021

Supplemental Disclosures of Cash Flow Information:
Cash Paid During Period The Period For:
Interest	$7,002	$25,446
Income Taxes	$7,606	$—

See Accountant’s Report and Notes To Financial Statement

USIP.COM, INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

December 31, 2002

NOTE 1.                                                 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

USIP.Com Inc. owns, operates and manages privately owned public payphones in New York, Pennsylvania, and Massachusetts. The Company derives its revenue from coin-calls, non-coin calls, sales and service of payphones and prepaid phone cards.

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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated Financial Statements include the accounts of USIP.COM, Inc. and its wholly owned subsidiaries, Datone, Inc., NB Payphones, Ltd., and The Platinum Funding Corporation. Inter-company transactions and balances have been eliminated in consolidation and combination.

CONCENTRATIONS OF CREDIT RISK

The Company’s payphones are located primarily in New York and parts of Pennsylvania and Massachusetts. Use of those payphones may be affected by economic conditions in those areas. The company has experienced approximately a 30% drop in revenue, due to increased competition from other payphone providers and increase use of wireless communications.

The Company maintains cash balances with a financial institution insured by the Federal Deposit Insurance Corporation up to $100,000. There are no uninsured balances at December 31, 2002.

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

REVENUE RECOGNITION

The Company derives its primary revenue from the following sources; dial-around revenues, coin collections, and commissions. Other revenues generated by the Company include; prepaid phone card sales, telephone equipment repairs and sales.

The Company recognizes dial-around revenues from toll-free calls that are dialed from its payphones to gain access to a long distance carrier other than the one selected by the Company as the primary carrier for the phones. Revenues from dial-around calls are recorded based on estimates. Coin collection revenues are generated when customers deposit coins into the payphones to make calls. Coin revenues are recorded in an amount equal to the coin collected.

ADVERTISING

The corporation expenses advertising costs as incurred. Advertising expense amounted to $7,455 and $2,691 for the years ended December 31, 2001 and 2002 respectively.

NOTE 2.                INVENTORY

Inventory is valued at the lower of cost, determined on the first-in, first-out basis (FIFO), or market value. At December 31, inventory consists of the following:

	2001	2002

Calling Cards	$9,350	$ l0,156
Parts and Accessories	37,060	40,626
	$46,410	$50,782

NOTE 3.                COMMISSIONS AND SALES RECEIVABLE

Commissions and Sales Receivable consists of the following at December 31:

	2001	2002

Commissions Receivable	$133,966	$113,030
Sales Receivable	10,806	12,245
Commissions and Sales Receivable, Net	$144,772	$125,275

NOTE 4.                LINE OF CREDIT

REVOLVING LINE OF CREDIT

The Company has revolving lines of credit, of which $ 212,952 and $501,852 was outstanding at December 31, 2001 and 2002 respectively. Bank advances on the credit line are payable on demand and carry an interest rate of 7%-10%.

NOTE 5.                LONG-TERM DEBT

	2001	2002

Long-term debt as of December 31 is as follows:

Note payable, Vehicle, Monthly payments of $261 with interest at 12.4%	$7,475	$4, 654

Note payable, Vehicle, Monthly payments of $226 with interest at 12.4%	6,483	0

Note payable, Vehicle, Monthly payments of $302 with interest at 12.9%	9,074	0

Note payable, Vehicle, Monthly payments of $437 with interest at 9.25%	14,398	11,106

Note payable, Vehicles, Monthly payment of $535 w/interest at 8.2%	0	28,251

Note payable, Vehicles, Monthly payment of $589 w/interest at 8.2%	0	26,515

Lease on ATM Machine	3,384	1,776

	$40,814	$72,302

Aggregate annual maturities required on long-term debt at December 31, 2002  are as follows:

2003	$18,253
2004	17,234
2005	12,398
2006	12,881
2007	10,840
Thereafter	696
$72,302

NOTE 6.  OPERATING LEASES

The Company leases its corporate offices that are accounted for as a non-cancelable operating lease. The lease has a term of 36 months expiring December 2005. Future minimum lease payments through maturity are as follows:

Years Ending December 31,

2003	$60,641
2004	60,641
2005	60,641

$181,923

NOTE  7.               MAJOR DIAL AROUND COMPENSATION PROVIDERS (COMMISSIONS)

The Company received approximately 95% of total dial around and zero-plus compensation (commissions) from two providers.

NOTE 8.                INCOME TAXES

OPERATING LOSS CARRYFORWARDS

The Company has loss carry forwards totaling $ 888,643 that may be offset against future taxable income. If not used, the carry forwards will expire as follows:

Operating Losses
Year 2020	$343,998
Year 2021	544,645
$888,643

NOTE 9.                FIXED ASSETS

The Company has chosen to write down the carrying value of equipment by approximately $292,000 and the corresponding loss was recorded. This adjustment was due to obsolescence of some of the Company’s telephone equipment.

NOTE 10.              GOING CONCERN CONSIDERATIONS

The Company has incurred annual operating losses since inception. Prior to December 31, 2002, the Company has increased its line of credit borrowings to $500,000 to meet operating costs, while revenue’s have declined over 30% for the year ended December 31, 2002. The accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the company cannot continue in existence.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

PART III

ITEM 9.  DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

Name	Age	Position with Company	Director Continuously Since

Craig H. Burton	41	President	January 2000

Joseph J. Passalaqua	29	Secretary/Treasurer	January 2000

Lilly O. Beter	68	Director	January 2000

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

Based solely on review of the copies of such forms received by us with respect to fiscal year 2002, or written representations from certain reporting persons, we believe that all filing requirements applicable to its directors, officers and persons who own more than ten percent of a registered class of the Company’s equity securities have been complied with.

Item 10.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	FISCAL YEAR PAID	SALARY	BONUS

Craig H. Burton, President	2002	$40,040	0

Joseph J, Passalaqua, Secretary/Treasurer	2002	$27,040	0

We have health insurance for our employees. We do not have retirement, pension, profit sharing, stock options, or other similar programs for the benefit of our employees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information, as of December 31, 2002, concerning all persons known by us to own beneficially more than 5% of our common stock and concerning shares beneficially owned by each director and executive officer and by all directors and executive officers as a group. Unless expressly indicated otherwise, each stockholder exercises sole voting and investment power with respect to the shares beneficially owned. The address for each of our executive officers and directors is 7325 Oswego Rd., Liverpool, N.Y., 13090.

SHARES BENEFICIALLY OWNED(1)

PERSON OR GROUP	NUMBER	PERCENT(2)

NAMED EXECUTIVE OFFICERS AND DIRECTORS:
Craig H. Burton	150,000	*
Joseph J. Passalaqua	200,000	*
Lilly O. Beter	—	*
All directors and executive officers as a group (3 persons)	350,000	*

BENEFICIAL OWNERS OF 5% OR MORE OF
OUR OUTSTANDING COMMON STOCK

NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER	PERCENT(2)

Epic Events Trust Gibraltar	6,086,111	34.4%
Riviera Bay Holding Trust Gibraltar	6,798,161	38.4%
International Caribbean Trust, Ltd. Gibraltar	1,601,839	9.1%

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

(2)    Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment power within 60 days. The number of shares shown includes outstanding shares of Common Stock owned as of December 31, 2002 by the person indicated. Our total issued and outstanding stock as of December 31, 2002 was 17,699,388 shares.

ITEM  12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

EXHIBIT NO.	DESCRIPTION

3	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-SB) filed on July 28, 2000(the “2000 10SB”).
3.1	Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-SB) filed on July 28, 2000(the “2000 10-SB”).
3.2	Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-SB) filed on July 28, 2000(the “2000 10SB”).
3.3	Bylaws (incorporated by reference to Exhibit 4 of the 2000 10-SB).
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 5 of the 2000 10SB).
21.1	Subsidiaries of the Registrant.(1)

(1)           Filed herewith.

(b)           Reports on Form 8K

No reports on Form 8-K were filed in the fourth quarter of 2002.

ITEM 14.  CONTROLS AND PROCEDURES

a) As of a date within 90 days of the filing date of this annual report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision and with the participation of the Company’s President and Controller, pursuant to Exchange Act Rule 13a-14(c). Based upon that evaluation, the Company’s President and Controller have concluded that the Company’s disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this annual report is made known to them by others on a timely basis.

b) There have been no changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USIP.COM, INC.

Date:  March 6, 2003

By:	/s/ CRAIG H. BURTON
CRAIG H. BURTON
President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ CRAIG H. BURTON	President	March 6, 2003
Craig H. Burton

/s/ JOSEPH J. PASSALAQUA	Secretary/Treasurer	March 6, 2003
Joseph J. Passalaqua

/s/ LILLY O. BETER	Director	March 6, 2003
Lilly O. Beter

CERTIFICATION

I, Craig Burton, certify that:

1. I have reviewed this annual report on Form 10-KSB of USIP.Com, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003

/s/ Craig Burton
Craig Burton, President

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of USIP.Com, Inc. (the “Company”) on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Craig Burton, President of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Craig Burton
Craig Burton
President, USIP.Com, Inc.

March 6, 2003

CERTIFICATION

I, Kathy Christopher, certify that:

1. I have reviewed this annual report on Form 10-KSB of USIP.Com, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003

/s/ Kathy Christopher
Kathy Christopher, Controller

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of USIP.Com, Inc. (the “Company”) on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kathy Christopher, Controller of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Kathy Christopher
Kathy Christopher
Controller, USIP.Com, Inc.

March 6, 2003

USIP.Com, Inc. does not have a “Chief Financial Officer,” Kathy Christopher is the principal financial and accounting officer.