Form 10QSB
period 2003-03-31
USIP COM INC
filed 2003-05-14
CIK 1119721

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

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

Yes   ☒                                                                 No   ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,699,388 shares of Common Stock, $.01 par value, were outstanding as of March 31, 2003.

Transitional Small Business Disclosure Forms (check one):

Yes    ☐                                                                No   ☒

USIP.COM, INC.

INDEX TO FORM 10-QSB

MARCH 31, 2003

PART I.     FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

USIP.COM, INC

CONSOLIDATED BALANCE SHEET

	(Unaudited)	Audited
	March 31, 2003	December 31, 2002
ASSETS
CURRENT ASSETS
Cash	$16,699	7,021
Commissions and Sales Receivable, Net	108,826	125,276
Inventory	50,782	50,782
Prepaid Expenses	1,630	3,932
TOTAL CURRENT ASSETS	177,937	187,011

FIXED ASSETS
Telephone and Office Equipment	1,899,487	1,899,122
Vehicle	76,367	76,367
	1,975,854	1,975,489
Less: Accumulated Depreciation	(1,204,514)	(1,151,240)
Net Fixed Assets	771,340	824,249

TOTAL ASSETS	$949,277	$1,011,260

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$237,119	201,812
Line of Credit	513,852	501,852
Accrued Payroll and Payroll Taxes	8,538	5,896
Accrued State Gross Receipts Taxes	10,210	9,621
Other Accrued Expenses	37,506	28,663
Current Portion of Long-Term Debt	15,500	13,990
TOTAL CURRENT LIABILITIES	822,725	761,834

LONG-TERM LIABILITIES
Long-Term Debt, Less Current Portion	51,716	58,312
TOTAL LIABILITIES	874,441	820,146
STOCKHOLDERS’ EQUITY
Common Stock, $.01 par value 25,000,000 Shares authorized, 17,699,388 shares issued and outstanding	176,994	176,994

Additional Paid In Capital	1,442,608	1,442,608

Retained Earnings	(1,544,766)	(1,428,488)
TOTAL STOCKHOLDERS’ EQUITY	74,836	191,114

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$949,277	$1,011,260

See Accountant’s Report and Notes To Financial Statement

USIP.COM, INC

CONSOLIDATED STATEMENT OF INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2002
SALES
Commissions	$6,838	$21,618
Coin Collections	53,058	93,555
Dial Around	48,246	50,274
Phone Card Sales	4,367	13,310
Equipment Sales	235	5,175
Service and Repair Sales	29,361	24,726
Total Sales	142,105	208,658

COST OF SALES
Telecommunications Costs	60,699	109,575
Commissions	1,243	5,581
Repairs and Service Supplies	2,531	19,819
Other Direct Expenses - Travel	2,857	1,304
Depreciation	53,668	71,724
Subcontractors	1,299	17,236
Total Cost of Sales	122,297	225,239

GROSS PROFIT	19,808	(16,581)

OPERATING EXPENSES
Officers’ Salaries	16,512	16,512
Salaries and Wages	31,042	38,677
Payroll Taxes	5,923	7,815
Insurance	14,716	12,689
Office Expense	5,053	4,934
Telephone	4,011	6,171
Utilities	3,443	1,591
Vehicle Expenses	900	1,770
Rent	15,329	18,132
Professional Fees	26,024	59,300
Outside Services	1,875	7,742
Total Operating Expenses	124,828	175,333

OPERATING INCOME (LOSS)	(105,020)	(191,914)

OTHER INCOME (EXPENSE)
Interest Expense	(11,639)	(5,435)
NY State Gross Receipts Tax	(488)	(90)
Interest & Other Income	869	22
Total Other Income	(11,258)	(5,503)

NET INCOME (LOSS)	$(116,278)	$(197,417)

Weighted Common Shares Outstanding	17,699,388	17,639,388

Net Loss per Common Share	$—	$—

See Accountant’s Report and Notes to Financial Statement

USIP.COM, INC

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2003	2002
Cash Flows From Operating Activities:
Net (Loss)	$(116,278)	$(197,417)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Issuance of Common Stock for Professional Services	—	46,800
Depreciation Expense	53,668	71,724
(Increase) Decrease in Commissions and Sales Receivables	16,450	20,324
(Increase) in Inventory	—	(4,372)
(Increase) Decrease in Prepaid Expenses	2,302	(1,855)
Increase (Decrease) in Accounts Payable	35,307	(2,074)
Increase (Decrease) in Accrued Expenses and Wages	11,092	(4,999)
(Decrease) in Accrued State Gross Receipts Taxes	589	(13,036)

Net cash (used) by operating activities	3,130	(84,905)

Cash Flows From Investing Activities:
Acquisition of Equipment	(365)	0

Net cash provided by investing activities	(365)	—

Cash Flows From Financing Activities:
Proceeds Received from Line of Credit	12,500	90,000
Principal Payments on Long-term Debt	(5,087)	(2,937)
Repayments on Line of Credit Borrowings	(500)	(3,000)

Net cash (used) by financing activities	6,913	84,063

Net Increase in cash	9,678	(842)

Cash - Beginning of Period	7,021	10,825

Cash - End of Period	$16,699	$9,983

Supplemental Disclosures of Cash Flow Information:
Cash Paid During Period The Period For:
Interest	$2,509	$5,435
Income Taxes	$—	$13,036

See Accountant’s Report and Notes To Financial Statement

USIP.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(Unaudited)

NOTE 1.                SUMMARY INFORMATION

The accompanying unaudited consolidated financial statements include the accounts of USIP.Com, Inc. and our three wholly owned subsidiaries: Datone, Inc., NB Payphones Ltd., and The Platinum Funding Corporation. All significant inter-company amounts have been eliminated. Our unaudited consolidated financial statements presented herein, should be read in conjunction with the audited consolidated financial statements of our company contained in the Company’s form 10K for the year ended December 31, 2002.

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

NOTE 2.                COMPANY FORMATION

On January 16, 2002, the Company formed a 100% wholly owned subsidiary corporation, The Platinum Funding Corporation. This company was formed to take advantage of the mortgage brokering business. As of March 31, 2003, there has been no significant activity within Platinum Funding Company.

NOTE 3.                LINE OF CREDIT

REVOLVING LINE OF CREDIT

Our Company has revolving lines of credit, of which $513,852 and $501,852 was outstanding at March 31, 2003 and December 31, 2002 respectively. Bank advances on the credit line are payable on demand and carry an interest rate of 7%-10%.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The following is a discussion and analysis of the results of operations of our company and should be read in conjunction with our financial statements and related notes contained in this Form 10-QSB. This Form 10-QSB contains forward-looking statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe” “continue,” or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or financial condition or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are unable to accurately predict or control. Those events as well as any cautionary language in this Quarterly statement provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in this Form 10-QSB could have a material adverse effect on our business, operating results and financial condition. Actual results could differ materially from current expectations. Among the factors that could effect our actual results and could cause results to differ from those contained in the forward-looking statements contained herein is our ability to expand our customer base, which will be dependent on business, financial and other factors beyond our control, including, among others, seasonal aspects such as the winter months that tend to reduce the frequency of outdoor payphone use on the east coast, ability to increase our size and marketing area by purchasing payphones and locations from independent telephone companies, and whether the public uses our payphones, together with all the risks inherent in the establishment of a new enterprise and the marketing of new products.

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

On January 31, 2000, Datone Communications, Inc. (“Datone”), a New York corporation and an independent payphone provider (“IPP”) merged into our company. All the Datone shares were retired. Datone shareholders received 7,268,388 restricted shares of our common stock for their stock. On February 4, 2000 we amended our Articles of Incorporation and changed our name to USIP.Com, Inc.

On April 29, 2000 we purchased all the shares of NB Payphones, Ltd., (“NB”), the owner of 466 payphones in Pennsylvania, and Cointel Leasing, Inc. (“Cointel”), the owner of 45 payphones in Syracuse, New York, from Riviera Bay Holding Trust, a Gibraltar Trust for 8,750,000 restricted shares of our common stock. NB is a USIP wholly owned subsidiary.

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

The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. Because we have limited capital, we must be very selective about which entity we will do business with. We intend to seek opportunities that demonstrate the potential for long-term growth as opposed to short-term earnings.

As of March 31, 2003, we owned and operated a network of approximately 656 payphones in three states. Our installed payphone base generates revenue through coin calls (local and long-distance), non-coin calls (calling card, credit card, collect, and third-party billed calls using our pre-selected operator services providers such as Qwest and ILD Telecommunications), and dial-around calls (utilizing a 1-800, 1010XXX or similar “toll free” dialing method to select a carrier other than our pre-selected carrier).

We enter into site leasing agreements with various businesses that are open to the public. Some of the businesses include but are not limited to retail stores, convenience stores, bars, restaurants, gas stations, colleges and hospitals. The agreements allow us to install our payphones in areas that are accessible to the public. We provide the payphones, install them, and pay all maintenance and operational costs for the term of each lease. We also sell payphones to some of the site owners. We derive income from the sale of a phone as well as any commission split that we negotiate with the buyer.

PLANS FOR FISCAL YEAR 2003.

Our plans of operation for the remainder of our 2003 fiscal year will consist of the following activities:

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

Basis of Presentation

Our unaudited consolidated financial statements include the accounts of USIP.Com, Inc. and our three wholly owned subsidiaries: Datone Inc., N.B. Payphones, Ltd., and the Platinum Funding Corporation.  All significant inter-company amounts have been eliminated. Our unaudited consolidated financial statements presented herein, should be read in conjunction with our audited consolidated financial statements as of, and for the year ended December 31, 2002. In the opinion of our management, the unaudited consolidated financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

We prepare our consolidated financial statements in accordance with generally accepted principles, which require that our management make estimates and assumptions that affect reported amounts. Actual results could differ from these estimates.

Our revenue is derived from the following three general sources.

1. Commission Income.

Commission income includes commissions from operator service telecommunications companies and commissions for toll free calls from all payphones. The commissions for operator services are paid 45 days in arrears. Dial around compensation is billed quarterly, and received three and one half months behind the billed quarter.

2. Coin calls.

Coin calls represent calls paid for by customers who deposit coins into the payphones. Coin call revenue is recorded as the actual amount of coins collected from the payphones. Some coin collections are made on a daily basis and others more often if a particular payphone has significant usage. The coins are counted in house and deposited weekly.

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

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Revenues

Our total revenue decreased by $66,553 or approximately 31.895%, from $208,658 in the three months ended March 31, 2002 to $142,105 in the three months ended March 31, 2003. This decrease was primarily attributable to the removal of unprofitable phone locations, as well as lower call volumes on our payphones due to the growth in wireless communication services. We reduced our network of payphones from approximately 1,157 in the three months ending March 31, 2002 to approximately 656 in the three months ending March 31, 2003.

Our commissions decreased by $14,780 or approximately 68.37%, from $21,618 in the three months ended March 31, 2002 to $6,838 in the three months ended March 31, 2003. This decrease occurred because we reduced the number of payphones that we own, we had fewer operator assisted calls, and the competition from the wireless communications business has continued to grow.

Our coin call revenues decreased by $40,497 or approximately 43.29% from $93,555 in the three months ended March 31, 2002 to $53,058 in the three months ended March 31, 2003. The decrease in coin call revenue was primarily attributable to the removal of unprofitable phones along with the reduced call volumes on our payphones.

Our non-coin call revenue, which is comprised primarily of dial-around revenue and operator service revenue decreased by $2,028 or approximately 4.04% from $50,274 in the three months ended March 31, 2002 to $48,246 in the three months ended March 31, 2003. This decrease was primarily attributable to the removal of unprofitable phone locations, and lower call volumes on our payphones.

Our service & repair sales increased by $4,635, when compared to the same period in 2002. Our equipment sales decreased by $4,940, from $5,175 in the three months ending March 31, 2002 to $235 in the three months ending March 31, 2003. Our phone card sales decreased by $8,943 when compared to the same period in 2002. This decrease is due to the increased competition from other phone card vendors, and the loss of various site locations when companies go out of business. The increased competition and decreased site location forced us to reduce our phone card sites by approximately 42%.

Cost of Sales

Our overall cost of sales decreased for the three months ending March 31, 2003 by $102,942 or approximately 45.7% from the three months ending March 31, 2002. Our telecommunications costs decreased by $48,876 in 2003. This decrease occurred because we reduced the number of payphones that we service from 1,157 payphones in 2002 to 656 in 2003. Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment. If the site owner does not purchase the payphone, we remove it from the site. Our installed payphone base generates revenue through coin calls (local and long-distance), non-coin calls (calling card, credit card, collect, and third party billed calls using our pre-selected operator service).

Our commissions payable decreased by $4,338 due to a decrease in payphone usage. We believe this was the result of an increase in the use of cellular phones and pre-paid phone cards. Our contractor’s fee decreased by $15,937 due to the elimination of contractors, and the re-organization of routes in order to manage them more efficiently. Depreciation expense decreased $18,056 when compared to the same period in 2002. This decrease is due to certain assets being fully depreciated and our on going strategy of identifying unprofitable payphones, selling them to the site owners or removing them. Once a payphone is sold to the site owner it is removed from our assets and depreciation schedules. We own telephone equipment and motor vehicles, which provide a service for a number of years. The term of service is commonly referred to as the “useful life” of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset rather than an expense in the year acquired. A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.

Our cost of sales for repairs, service, travel, and supplies decreased by $15,735 because of our management team’s ongoing efforts to reduce costs.

Operation and Administrative Expenses

Our operating expenses decreased by $50,505 or approximately 28.8% over the same period in 2002. This decrease in operating expense is a direct result of our efforts to cut expenses and run our company as efficiently as possible. Salaries and related payroll taxes were reduced by $9,527 when compared to the same expenses for 2002. This decrease is due to the elimination of two employees, one technician and one clerical assistant. Our insurance expense increased by $2,027 when compared to the fiscal year 2002. Our rent decreased by $2,803 when compared to 2002. We did not renew the lease for extra office space in Pennsylvania, and we ended a month-to-month rental agreement for storage space in New York during 2002. Our telephone, utilities, office, and other miscellaneous expenses, together account for a decrease of $189 when compared to the same period ending March 31, 2002. Professional fees decreased by $33,276 over 2002. These are fees we pay to accountants and attorneys and other professionals throughout the year for various tasks. Our expenses for outside services decreased by $5,867 over 2002 because we no longer use temporary personnel services. Our vehicle expense decreased by $870 in 2003 because we replaced older vehicles with new vehicles that require less maintenance.

GOING CONCERN QUALIFICATION

In his Independent Auditor’s Report for the fiscal year ending December 31, 2002, CE Forse & Co. Ltd. stated that we have incurred annual losses since inception raising substantial doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Our primary sources of liquidity have been cash from operations and borrowing from various credit facilities. As of March 31, 2003, we have a note payable to Key Bank in the amount of $91,052. We have an additional line of credit with Lilly Beter Capital Group, Ltd. in the amount of $500,000. As of March 31, 2003 we have used $422,800.

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

IMPACT OF INFLATION

Inflation is not considered a material factor affecting our business. General operating expenses such as salaries, employee benefits and occupancy costs are, however, subject to normal inflationary pressures

SEASONAL ASPECTS

Weather conditions affect our revenue stream because we operate in the Northeastern part of the country. Revenues drop off significantly during the winter because most of our phones are outdoors. The spring and summer periods show an increase in payphone usage. Revenue and income are generally lowest in the first quarter and highest in the third quarter.

ITEM 3.   CONTROLS AND PROCEDURES

a)  As of a date within 90 days of the filing date of this quarterly report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision and with the participation of the Company’s President and Controller, pursuant  to Exchange Act Rule 13a-14(c). Based upon that evaluation, the Company’s President and Controller have concluded that the Company’s disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis.

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

The penny stock regulations require that broker-dealers, who recommend penny stocks to persons other than institutional accredited investors make a special suitability determination for the purchaser, receive the purchaser’s written agreement to the transaction prior to the sale and provide the purchaser with risk disclosure documents that identify risks associated with investing in penny stocks. Furthermore, the broker-dealer must obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before effecting a transaction in penny stock. These requirements have historically resulted in reducing the level of trading activity in securities that become subject to the penny stock rules.

The additional burdens imposed upon broker-dealers by these penny stock requirements may discourage broker-dealers from effecting transactions in the common stock, which could severely limit the market liquidity of our common stock and our shareholders’ ability to sell our common stock in the secondary market.

PART II OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

EXHIBIT NO.	DESCRIPTION

3	Articles of Incorporation (incorporated by reference to Exhibit 3 of the Company’s Form 10-SB) filed on July 28, 2000.
3.1	Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-SB) filed on July 28, 2000.
3.2	Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-SB) filed on July 28, 2000.
3.3	Bylaws (incorporated by reference to Exhibit 4 of the Company’s Form 10-SB) filed on July 28, 2000.
4	Specimen Stock Certificate (incorporated by reference to Exhibit 5 of the Company’s Form 10-SB). filed on July 28, 2000.

(b)           Reports on Form 8K

No reports on Form 8-K were filed in the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USIP.Com, Inc.

(Registrant)

Dated: May 8, 2003	/s/ CRAIG BURTON
Craig Burton
President

Dated: May 8, 2003	/s/ KATHY CHRISTOPHER
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

Date: May 8, 2003

/s/ Craig Burton
Craig Burton, President

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of USIP.Com, Inc. (the “Company”) on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Craig

Burton, President of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Craig Burton
Craig Burton
President, USIP.Com, Inc.

May 8, 2003

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

Date: May 8, 2003

/s/ Kathy Christopher
Kathy Christopher, Controller

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of USIP.Com, Inc. (the “Company”) on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kathy Christopher, Controller of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Kathy Christopher
Kathy Christopher
Controller, USIP.Com, Inc.

May 8, 2003

USIP.Com, Inc. does not have a “Chief Financial Officer,” Kathy Christopher is the principal financial and accounting officer.