Form 10QSB
period 2003-06-30
USIP COM INC
filed 2003-08-13
CIK 1119721

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,699,388 shares of Common Stock, $.01 par value, were outstanding as of June 30, 2003.

Transitional Small Business Disclosure Forms (check one):

Yes ☐	No ☒

USIP.COM, INC.

INDEX TO FORM 10-QSB

JUNE 30, 2003

PART I.     FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

USIP.COM, INC

CONSOLIDATED BALANCE SHEET

	Unaudited	Audited
	June 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS
Cash	$3,121	7,021
Commissions and Sales Receivable, Net	132,498	125,276
Inventory	50,782	50,782
Prepaid Expenses	4,879	3,932

TOTAL CURRENT ASSETS	191,280	187,011

FIXED ASSETS
Telephone and Office Equipment	1,887,059	1,899,122
Vehicle	76,367	76,367
	1,963,426	1,975,489
Less: Accumulated Depreciation	(1,253,206)	(1,151,240)

Net Fixed Assets	710,220	824,249

TOTAL ASSETS	$901,500	$1,011,260

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$237,901	201,812
Line of Credit	444,500	501,852
Accrued Payroll and Payroll Taxes	5,009	5,896
Accrued State Gross Receipts Taxes	3,850	9,621
Other Accrued Expenses	45,763	28,663
Current Portion of Long-Term Debt	15,200	13,990

TOTAL CURRENT LIABILITIES	752,223	761,834

LONG-TERM LIABILITIES
Long-Term Debt, Less Current Portion	138,057	58,312
TOTAL LIABILITIES	890,280	820,146
STOCKHOLDERS’ EQUITY
Common Stock, $.01 par value 25,000,000 Shares authorized, 17,699,388 shares issued and outstanding

Additional Paid In Capital	1,442,608	1,442,608

Retained Earnings	(1,608,382)	(1,428,488)

TOTAL STOCKHOLDERS’ EQUITY	11,220	191,114

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$901,500	$1,011,260

See Accountant’s Report and Notes To Financial Statement

USIP.COM, INC

CONSOLIDATED STATEMENT OF INCOME (LOSS)

Unaudited

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
SALES
Commissions	$7,408	$22,775	$14,246	$44,393
Coin Collections	44,755	87,365	97,813	180,919
Dial Around	74,343	33,671	122,590	83,945
Phone Card Sales	2,015	10,690	6,382	24,000
Equipment Sales	7,452	1,768	7,686	6,443
Atm Revenue	—	(745)	—	1,964
Service and Repair Sales	32,083	37,758	61,444	60,275
Total Sales	168,056	193,282	310,161	401,939

COST OF SALES
Telecommunications Costs	60,637	109,427	121,336	223,363
Commissions	—	—	265	2,575
Repairs and Service Supplies	10,235	14,488	13,744	32,953
Other Direct Expenses - Travel	2,775	2,569	5,633	3,873
Depreciation	53,668	71,724	107,337	143,447
Subcontractors	1,926	16,966	3,226	34,202
Supplies	—	90		90
Total Cost of Sales	129,241	215,264	251,541	440,503

GROSS PROFIT	38,815	(21,982)	58,620	(38,564)

OPERATING EXPENSES
Officers’ Salaries	16,770	16,770	33,282	33,282
Salaries and Wages	32,633	43,108	63,675	81,785
Payroll Taxes	3,317	4,955	9,239	12,770
Insurance	6,867	14,616	21,583	27,305
Office Supplies	2,227	2,972	5,305	7,030
Telephone	3,748	6,486	7,759	12,656
Utilities	2,020	2,181	5,463	3,772
Vehicle Expenses	(2,082)	3,708	(1,182)	5,478
Rent	15,386	16,601	30,715	34,464
Professional Fees	11,110	24,300	37,134	83,600
Travel & Entertainment	238	—	2,213	876
Outside Services	1,302	1,774	3,177	9,515
Total Operating Expenses	93,536	137,471	218,363	312,533

OPERATING INCOME (LOSS)	(54,721)	(159,453)	(159,743)	(351,097)

OTHER INCOME (EXPENSE)
Interest Expense	(12,053)	(7,992)	(23,692)	(13,427)
Gain/Loss Sale Of Fixed Assets	4,758	(907)	5,628	(907)
NY State Gross Receipts Tax	(1,600)	(5,295)	(2,088)	(5,385)
Interest Income	—	12		34
Total Other Income	(8,895)	(14,182)	(20,152)	(19,685)

NET INCOME (LOSS)	$(63,616)	$(173,635)	$(179,895)	$(370,782)

Weighted Common Shares Outstanding	17,699,388	17,699,388	17,699,388	17,699,388

Net Loss per Common Share	$—	$—	$—	$—
	x	x	x	x

See Accountant’s Report and Notes To Financial Statement

USIP.COM, INC

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months June 30, 2002	Six Months June 30, 2003
	Unaudited	Unaudited
Cash Flows From Operating Activities:
Net (Loss)	$(370,782)	$(179,895)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Depreciation Expense	143,447	107,337
Gain on Sale of Equipment	—	(5,628)
(Increase) Decrease in Commissions and Sales Receivables	40,528	(7,222)
(Increase) in Inventory	(4,372)	—
(Increase) Decrease in Prepaid Expenses	(2,363)	(947)
Increase (Decrease) in Accounts Payable	(56,452)	36,089
Increase (Decrease) in Accrued Expenses and Wages	(9,354)	16,211
Increase (Decrease) in Accrued State Gross Receipts Taxes	(7,741)	(5,771)

Net cash provided (used) by operating activities	(267,089)	(39,826)

Cash Flows From Investing Activities:
Acquisition of Equipment	—	(1,090.00)
Sale of Equipment	16,345	13,153.00

Net cash provided (used) by investing activities	16,345	12,063

Cash Flows From Financing Activities:
Proceeds Received from Line of Credit	166,300	34,200
Principal Payments on Long-term Debt	(11,730)	(10,337)
Proceeds from Issuance of Stock	91,800

Net cash provided (used) by financing activities	246,370	23,863

Net Increase (Decrease) in cash	(4,374)	(3,900)

Cash - Beginning of Period, December 31 2001 & 2002	10,825	7,021

Cash - End of Period	$6,451	$3,121

Supplemental Disclosures of Cash Flow Information:
Cash Paid During Period The Period For:
Interest	$—	$—
Income Taxes	$—	$—

See Accountant’s Report and Notes To Financial Statement

USIP.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(unaudited)

NOTE 1.                 SUMMARY INFORMATION

The accompanying unaudited consolidated financial statements include the accounts of USIP.Com, Inc. and our three wholly owned subsidiaries: Datone, Inc., NB Payphones Ltd., and The Platinum Funding Corporation. All significant inter-company amounts have been eliminated. Our unaudited consolidated financial statements presented herein, should be read in conjunction with the audited consolidated financial statements of our company contained in our form 10K for the year ended December 31, 2002.

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

NOTE 2.                 COMPANY INFORMATION

On January 16, 2002 we formed a 100% wholly owed subsidiary corporation, The Platinum Funding Corporation. This company was formed to take advantage of the mortgage brokering business. As of June 30, 2003, there has been no activity within this corporation.

NOTE 3.                 LINE OF CREDIT

For additional capital requirements, we have increased the borrowings on our line of credit by $34,200, increasing our liability to $444,500.

NOTE 4.                 NOTES PAYABLE

On June 4, 2003, one of our Lines of Credit was converted to a fixed note payable with interest at 7.5%, payable over a five-year period. The amount of the new note was approximately $91,000.

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

HISTORY OF USIP.COM, INC.

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

Basis of Presentation

Our unaudited consolidated financial statements include the accounts of USIP.Com, Inc. and our two wholly owned subsidiaries: Datone Inc. and NB Payphones Ltd. All significant inter-company amounts have been eliminated. Our unaudited consolidated financial statements present herein, should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2002. In the opinion of our management, the unaudited consolidated financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation. Interim results are not necessary indicative of results to be expected for the entire year.

We prepare our consolidated financial statements in accordance with generally accepted principles, which require that management make estimates and assumptions that affect reported amounts. Actual results could differ from these estimates.

Impact of Inflation

Inflation is not considered a material factor affecting our business. General operating expenses such as salaries, employee benefits and occupancy costs are, however, subject to normal inflationary pressures

Seasonality

Our revenues from payphone operation are affected by seasonal variations, geographic distribution of payphones and type of location. Because we operate in the northeastern part of the country with many of the payphones located outdoors, weather patterns affect our revenue streams. Revenues drop off significantly during winter and conversely show an increase in the spring and summer. Revenues are generally lowest in the first quarter and highest in the third quarter.

As of June 30, 2003 we owned and operated a network of approximately 607 payphones. Our installed payphone base generates revenue from three principle sources: coin-calls and non-coin calls, sales and service of payphones and pre-paid phone cards.

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

3. Payphone sales, repairs and pre-paid phone card sales.

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

Costs Related to our operation.

The principle costs related to the ongoing operation of our payphones include telephone charges, commissions, service, maintenance and network costs. Telephone charges consist of payments we make to LEC or competitive local exchange carriers and long distance carriers for access to and use of their telecommunications networks. Commission expense represents payments to owners or operators of the premises at which a payphone is located.  Service, maintenance and network cost represent the cost of servicing and maintaining the payphones on an ongoing basis.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Revenues

Our total revenue decreased by $25,226 or approximately 13.05%, from $193,282 in the three months ended June 30, 2002 to $168,056 in the three months ended June 30, 2003. This decrease was primarily attributable to removal of unprofitable phone locations; lower call volumes on our payphones resulting from the growth in wireless communication services. We reduced our network of payphones from approximately 914 in the three months ending June 30, 2002 to approximately 607 in the three months ending June 30, 2003.

Our commissions decreased by $15,367 or approximately 67.47%, from $22,775 in the three months ended June 30, 2002 to $7,408 in the three months ended June 30, 2003. This decrease was a result of our reduction in payphones, fewer operator assisted calls, and the increased competition from wireless communications.

Our coin call revenues decreased by $42,610 or approximately 48.77% from $87,365 in three months ended June 30, 2002 to $44,755 in the year ended June 30, 2003. The decrease in coin call revenue was primarily attributable to an ongoing strategy of removing unprofitable phones coupled with a reduction in call volumes on our payphones due to increased competition from wireless communication services.

Our non-coin call revenue, which is comprised primarily of dial-around revenue and operator service revenue increased by $40,672 or approximately 120.8% from $33,671 in the three months ended June 30, 2002 to $74,343 in the three months ended June 30, 2003. This increase was primarily attributable to World Com, Inc. filing chapter 11 bankruptcy on July 21, 2002 reducing our non-coin revenue received in 2002.

Our service & repair sales decreased by $5,675, when compared to the same period in 2002. This decrease was primarily attributable to removal of unprofitable payphones. Our equipment sales increased by $5,684, from $1,768 in the three months ending June 30, 2002 to $7,452 in the three months ending June 30, 2003. This increase in sales is attributable to selling low revenue payphones to site owners. Our phone card sales and ATM revenue decreased by $7,930 when compared to the same period in 2002. This decrease is due to increased competition from other phone card vendors along with loss of various site locations when companies go out of business. The increased competition and decreased site locations forced us to reduce our phone card sites by approximately 42% in addition to losing our ATM sites.

Cost of Sales

Our overall cost of sales decreased for the three months ending June 30, 2003 by $86,023 or approximately 39.962% from the three months ending June 30, 2002. Telecommunication costs decreased by $48,790, the cost of providing telephone service to 607 payphones in 2003 as compared to 914 payphones in 2002. Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment. If the site owner does not purchase the payphone, we remove it from the site. Our installed payphone base generates revenue through coin calls (local and long-distance), non-coin calls (calling card, credit card, collect, and third party billed calls using our pre-selected operator service).

Our contractor’s fee decreased by $15,040, this decrease is due to the elimination of contractors and the re-organization of routes to help us manage them more efficiently. Depreciation expense decreased $18,056 when compared to the same period in 2002. This decrease is due to certain assets being fully depreciated and our on going strategy of identifying unprofitable payphones, and selling them to the site owners. Once a payphone is sold to the site owner it is removed from our assets and depreciation schedules. We own telephone equipment and motor vehicles, which provide a service for a number of years. The term of service is commonly referred to as the “useful life” of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.

Our cost of sales for repairs, service, travel, and supplies decreased by $4,137 as a result of our management team’s ongoing efforts to reduce cost.

Operation and Administrative Expenses

Our operating expenses decreased by $43,935 or approximately 31.96% over the same period in 2002. This decrease in operating expense is a direct result of our management diligently working to cut expenses and run our company as efficiently as possible. Salaries and related payroll taxes were reduced by $12,113 when compared to the same expenses for 2002. This decrease is due to the elimination of two employees, one technician and one clerical assistant. Our insurance expense decreased by $7,749 when compared to the fiscal year 2002. This decrease is primarily attributable to the decrease in payroll. Our rent decreased by $1,215 when compared to 2002. We ended a month-to-month rental agreement for storage space in New York during 2002. Professional fees decreased by $13,190 over 2002. These are fees we pay to accountants, attorneys and other professionals throughout the year for various task. Our expenses for outside services decreased by $472 over 2002. Our telephone, utilities, office, and vehicle expenses, together account for a decrease of $9,196 when compared to the same period ending June 30, 2002. This decrease is primarily attributable to our management team diligently working to cut expenses, and the replacement of older vehicles with new vehicles that require less maintenance.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Revenues

Our total revenue decreased by $91,778 or approximately 22.83%, from $401,939 in the six months ended June 30, 2002 to $310,161 in the six months ended June 30, 2003. This decrease was primarily attributable to removal of unprofitable phone locations, lower call volumes on our payphones resulting from the growth in wireless and other public communication services and changes in call traffic.

Our commissions decreased by $30,147 or approximately 67.9%, from $44,393 in the six months ended June 30, 2002 to $14,246 in the six months ended June 30, 2003. This decrease was a result of our reduction in payphones, fewer operator assisted calls, and the increased competition from wireless communications.

Our coin call revenues decreased by $83,106 or approximately 45.94%, from $180,919 in six months ended June 30, 2002 to $97,813 in the year ended June 30, 2003. The decrease in coin call revenue was primarily attributable to an ongoing strategy of removing unprofitable phones as well as reduced call volumes on our payphones due to increased competition from wireless and other public communication services.

Our non-coin call revenue, which is comprised primarily of dial-around and operator service revenue, increased $38,645 or approximately 46% from $83,945 in the six months ended June 30, 2002 to $122,590 in the six months ended June 30, 2003.  This increase was primarily due to World Com, Inc filing chapter 11 bankruptcy on July 21, 2002 reducing our non-coin revenue received in 2002.

Our service & repair sales increased by $1,169, when compared to the same period in 2002. Equipment sales increased by $1,243, from $6,443 in the six months ending June, 2002 to $7,686 in the six months ending June 30, 2003. This increase in sales is attributable to selling low revenue payphones to site owners. Our phone card sales and ATM revenue decreased by $19,582 when compared to the same period in 2002. This decrease is due to increased competition from other phone card vendors along with loss of various site locations when companies go out of business. The increased competition and decreased site location forced us to reduce our phone card sites by approximately 42% in addition to losing our ATM sites.

Cost of Sales

Our overall cost of sales decreased for the six months ending June 30, 2003 by $188,962 or approximately 42.9% from the six months ending June 30, 2002. Telecommunication costs decreased by $102,027, the cost of providing telephone service to 607 payphones 2003 as compared to 914 payphones in 2002. Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment. If the site owner does not purchase the payphone, we remove it from the site. Our installed payphone base generates revenue through coin calls (local and long-distance), non-coin calls (calling card, credit card, collect, and third party billed calls using our pre-selected operator service).

Our commissions payable decreased by $2,310 due to a decrease in payphone usage, a direct response to increase use of cellular phones and pre-paid phone cards. Contractor’s fees decreased by $30,976, this decrease is due to the elimination of contractors and the re-organization of routes to manage them more efficiently. Depreciation expense decreased $36,110 when compare to the same period in 2002. This decrease is due to certain assets being fully depreciated and our on going strategy of identifying unprofitable payphones and selling them to the site owners.  We own telephone equipment and motor vehicles, which provide a service for a number of years. The term of service is commonly referred to as the “useful life” of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.

Our cost of sales for repairs, service, travel, and supplies decreased by $17,539 a result of the management team’s ongoing efforts to reduce cost.

Operation and Administrative Expenses

Our operating expenses decreased by $94,170 or approximately 30.13% over the same period in 2002. Salaries and related payroll taxes were reduced by $21,641 when compared to the same expenses for 2002. This decrease is due to the elimination of two employees, one technician and one clerical assistant. Insurance expense decreased by $5,722 when compared to the fiscal year 2002. Rent decreased by $3,749 when compared to 2002. Professional fees decreased by $46,466 over 2002. These are fees we pay to accountants, attorneys and other professionals throughout the year for various task. Our expenses for outside services decreased by $6,338 over 2002. Our telephone, utilities, office, and vehicle expenses, together account for a decreased of $10,254 when compared to the same period ending June 30, 2002. This decrease is primarily attributable to management diligently working to cut expenses and the replacement of older vehicles with new vehicles that require less maintenance.

GOING CONCERN QUALIFICATION

In his Independent Auditor’s Report for the fiscal year ending December 31, 2002, CE Forse & Co. Ltd. states that we have incurred annual losses since inception raising substantial doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Our primary sources of liquidity have been cash from operations and borrowing from various credit facilities. As of June 30, 2003, we have a note payable to Key Bank in the amount of $90,852. We have an additional line of credit with Lilly Beter Capital Group, Ltd. in the amount of $500,000 as of June 30, 2003 we have used $444,500.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

EXHIBIT NO.	DESCRIPTION

3	Articles of Incorporation (incorporated by reference to Exhibit 3 of the Company’s Form 10-SB) filed on July 28, 2000.
3.1	Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-SB) filed on July 28, 2000.
3.2	Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-SB) filed on July 28, 2000.
3.3	Bylaws (incorporated by reference to Exhibit 4 of the Company’s Form 10-SB) filed on July 28, 2000.
4	Specimen Stock Certificate (incorporated by reference to Exhibit 5 of the Company’s Form 10-SB). filed on July 28, 2000.
31.1	Sarbanes-Oxley Act of 2002 Section 302 Certification for Craig Burton
31.2	Sarbanes-Oxley Act of 2002 Section 302 Certification for Kathy Christopher
32.1	Sarbanes-Oxley Act of 2002 Section 906 Certification for Craig Burton
32.2	Sarbanes-Oxley Act of 2002 Section 906 Certification for Kathy Christopher

(b)           Reports on Form 8K

No reports on Form 8-K were filed in the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USIP.Com, Inc.

(Registrant)

Dated:	August 12, 2003	/s/ CRAIG BURTON
Craig Burton
President

Dated:	August 12, 2003	/s/ KATHY CHRISTOPHER
Kathy Christopher
Controller