Form 10QSB
period 2003-09-30
USIP COM INC
filed 2003-11-12
CIK 1119721

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003

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

Yes ☒	No☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,699,388 shares of Common Stock, $.01 par value, were outstanding as of September 30, 2003.

Transitional Small Business Disclosure Forms (check one):

Yes ☐	No☒

USIP.COM, INC.

INDEX TO FORM 10-QSB

SEPTEMBER 30, 2003

PART I.                FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

USIP.COM, INC

CONSOLIDATED BALANCE SHEET

	Unaudited	Audited
	September 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS
Cash	$6,968	7,021
Commissions and Sales Receivable, Net	206,888	125,276
Inventory	50,782	50,782
Prepaid Expenses	4,598	3,932

TOTAL CURRENT ASSETS	269,236	187,011

FIXED ASSETS
Telephone and Office Equipment	1,883,985	1,899,122
Vehicle	76,367	76,367
	1,960,352	1,975,489
Less: Accumulated Depreciation	(1,305,600)	(1,151,240)

Net Fixed Assets	654,752	824,249

TOTAL ASSETS	$923,988	$1,011,260

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$249,655	201,812
Line of Credit	444,500	501,852
Accrued Payroll and Payroll Taxes	7,709	5,896
Accrued State Gross Receipts Taxes	5,450	9,621
Other Accrued Expenses	56,377	28,663
Current Portion of Long-Term Debt	15,900	13,990

TOTAL CURRENT LIABILITIES	779,591	761,834

LONG-TERM LIABILITIES
Long-Term Debt, Less Current Portion	130,512	58,312
TOTAL LIABILITIES	910,103	820,146
STOCKHOLDERS’ EQUITY
Common Stock, $.01 par value 25,000,000 Shares authorized, 17,699,388 shares issued and outstanding	176,994	176,994

Additional Paid In Capital	1,442,608	1,442,608

Retained Earnings	(1,605,717)	(1,428,488)

TOTAL STOCKHOLDERS’ EQUITY	13,885	191,114

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$923,988	$1,011,260

See Accountant’s Report and Notes To Financial Statement

USIP.COM, INC

CONSOLIDATED STATEMENT OF INCOME (LOSS)

Unaudited

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
SALES
Commissions	$11,447	$23,361	$25,693	$67,841
Coin Collections	46,065	77,746	143,878	258,665
Dial Around	141,970	48,190	264,559	132,135
Phone Card Sales	1,020	6,035	7,402	30,035
Equipment Sales	1,340	1,984	9,027	8,426
Atm Revenue	—	1,797	—	3,760
Service and Repair Sales	32,620	30,364	94,064	90,551
Total Sales	234,462	189,477	544,623	591,413

COST OF SALES
Telecommunications Costs	62,958	96,310	184,295	313,887
Commissions	1,343	428	1,608	3,004
Repairs and Service Supplies	4,951	3,317	18,695	42,145
Other Direct Expenses - Travel	2,826	3,198	8,459	7,072
Depreciation	53,668	72,907	161,005	216,354
Subcontractors	1,612	9,852	4,837	44,055
Supplies	—	—	—
Total Cost of Sales	127,358	186,012	378,899	626,517

GROSS PROFIT	107,104	3,465	165,724	(35,104)

OPERATING EXPENSES
Officers’ Salaries	17,028	16,770	50,310	50,052
Salaries and Wages	28,145	36,938	91,820	118,723
Payroll Taxes	3,650	4,038	12,889	16,808
Insurance	8,786	14,715	30,369	42,020
Office Supplies	3,040	3,826	8,053	10,856
Telephone	4,003	5,934	11,762	18,590
Utilities	1,623	2,163	7,086	5,935
Vehicle Expenses	890	8,946	—	14,424
Rent	15,329	13,932	46,045	48,395
Professional Fees	6,358	7,245	43,492	90,845
Travel & Entertainment	301	2,298	2,514	3,174
Outside Services	1,657	2,247	4,834	11,760
Total Operating Expenses	90,810	119,052	309,174	431,582

OPERATING INCOME (LOSS)	16,294	(115,587)	(143,450)	(466,686)

OTHER INCOME (EXPENSE)
Interest Expense	(12,628)	(10,345)	(36,319)	(23,772)
NY State Gross Receipts Tax	(1,600)	(3,828)	(3,688)	(9,213)
Gain on Sale of Assets	600	5,175	6,228	4,267
Interest Income		17		51
Total Other Income	(13,628)	(8,981)	(33,779)	(28,667)

NET INCOME (LOSS)	$2,666	$(124,568)	$(177,229)	$(495,353)

Weighted Common Shares Outstanding	17,699,388	17,699,388	17,699,388	17,699,388

Net Income (Loss) per Common Share	$—	$—	$—	$—
	x	x	x	x

See Accountant’s Report and Notes To Financial Statement

USIP.COM, INC

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months September 30, 2003	Nine Months September 30, 2002
	Unaudited	Unaudited
Cash Flows From Operating Activities:
Net (Loss)	$(177,229)	$(283,865)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Depreciation Expense	161,005	214,769
(Increase) Decrease in Commissions and Sales Receivables	(81,612)	28,167
(Increase) in Inventory	—	(14,816)
(Increase) Decrease in Prepaid Expenses	(666)	9,889
Increase in Accounts Payable	47,843	72,402
Increase (Decrease) in Accrued Expenses and Wages	29,527	(7,155)
Increase (Decrease) in Accrued State Gross Receipts Taxes	(4,171)	7,985

Net cash provided (used) by operating activities	(25,303)	27,376

Cash Flows From Investing Activities:
Acquisition of Equipment	(1,090)	(68,814)
Sale of Equipment	16,227

Net cash provided (used) by investing activities	15,137	(68,814)

Cash Flows From Financing Activities:
Proceeds Received from Line of Credit	34,200	70,000
Principal Payments on Long-term Debt	(24,087)	(6,801)
Proceeds from Issuance on Notes Payable	—	80,945
Proceeds from Issuance of Stock	—	5,500

Net cash provided (used) by financing activities	10,113	149,644

Net Increase (Decrease) in cash	(53)	108,206

Cash - Beginning of Period	7,021	9,413

Cash - End of Period	$6,968	$117,619

		x
Supplemental Disclosures of Cash Flow Information:
Cash Paid During Period The Period For:
Interest	$7,407	$9,755
Income Taxes	$7,960	$—

See Accountant’s Report and Notes To Financial Statement

USIP.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

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

NOTE 2.                                                   COMPANY INFORMATION

On January 16, 2002 we formed a 100% wholly owed subsidiary corporation, The Platinum Funding Corporation. This company was formed to take advantage of the mortgage brokering business. As of September 30, 2003, there has been no activity within this corporation.

NOTE 3.                                                   LINE OF CREDIT

We have a line of credit with Lilly Beter Capital Group, Ltd. in the amount of $500,000 as of September 30, 2003 we have used $444,500 of this line of credit.

NOTE 4.                                                   NOTES PAYABLE

On June 4, 2003, our line of credit with Key Bank was converted to a fixed note payable at 7.5%, payable over a five-year period. As of September 30, 2003 the outstanding amount of this note was $88,351.

NOTE 5.                                                   REVENUES

We received a one-time settlement payment of approximately $83,000, for underpayment of past dial-around commissions a result of a class action lawsuit against the long distance carriers and ordered by the FCC.

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

On August 30, 2000 we incorporated Datone, Inc. as a Delaware company. Datone, Inc. is a USIP wholly owned subsidiary. All the revenue generating assets and related expenses that we received from the Datone Communications Merger were subsequently moved via an intercompany transfer from USIP into Datone, Inc. Datone, Inc. was capitalized with $1,017. All of the Datone, Inc. shares were given to USIP. On October 1, 2000 we merged Cointel into Datone, Inc. by way of an intercompany transaction. In an effort to save money our management decided to combine these similar companies.

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

Basis of Presentation

Our unaudited consolidated financial statements of USIP.Com, Inc. (“USIP”, the “Company”, “our”, or “we”), include the accounts of USIP.Com Inc. and its two wholly owned subsidiaries: Datone Inc. and NB Payphones Ltd. All significant intercompany amounts have been eliminated. The unaudited consolidated financial statements of USIP present herein, should be read in conjunction with the audited consolidated financial statements of USIP as of and for the year ended December 31, 2002. In the opinion of management, the unaudited consolidated financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation. Interim results are not necessary indicative of results to be expected for the entire year.

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

As of September 30, 2003, we owned and operated a network of approximately 581 payphones. Our installed payphone base generates revenue from three principle sources: coin-calls and non-coin calls, sales and service of payphones and pre-paid phone cards.

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

Dial-Around Compensation

On September 20, 1996, the Federal Communications Commission (“FCC”) adopted rules, which became effective November 7, 1996 (the “1996 Payphone Order”), initially mandating dial-around compensation for both access code calls and 800 subscriber calls at a flat rate of $45.85 per payphone per month (131 calls multiplies by $0.35 per call) Commencing October 7, 1997 and ending October 6, 1998 the $45.85 per payphone per month rate was to transition to a per-call system at the rate of $0.35 per call. Several parties challenged certain of the FCC regulations including the dial-around compensation rate. On July 1, 1997, a federal court vacated certain portions of the FCC’s 1996 Payphone Order, including the dial-around compensation rate.

In accordance with the court’s mandate, on October 9, 1997, the FCC adopted a second order (the “1997 Payphone Order”), establishing a rate of $0.284 per calls for the first two years of per-call compensation (October 7, 1997 through October 6, 1999). The IXCs were required to pay this per-call amount to payphone service providers (PPSP’s), beginning October 7, 1997.

On May 15, 1998, the court again remanded the per-call compensation rate to the FCC for further explanation without vacating the $0.284 per call rate. The Court determined that the FCC had failed to explain adequately its derivation of the $0.284 default rate. The Court stated that any resulting overpayment may be subject to refund and directed the FCC to conclude its proceedings within a six-month period from the effective date of the Court’s decision.

In response to the Court’s second remand, the FCC conducted further proceedings and sought additional comment from interested parties to address the relevant issues posed by the Court. On February 4, 1999, the FCC released a third order (the “1999 Payphone Order”), in which the FCC abandoned its efforts to derive a “market based” default dial-around compensation rate and instead adopted a “cost based” rate of $0.24 per dial-around call, which was adjusted to $0.238. This rate became effective on April 21, 1999 and will serve as a default rate through January 31, 2002.

In a decision released January 31, 2002 (the “2002 Payphone Order”) the FCC partially addressed the remaining issues concerning interim and intermediate period compensation. The FCC adjusted the per-call to $0.229, for the interim period only, to reflect a different method of calculating the delay in IXC payments to PSPs.  The 2002 Payphone Order deferred to a later, as yet unreleased, order its determination of the allocation of this total compensation rate among the various carriers required to pay compensation for the interim period. In addition to addressing the rate level for dial around compensation, the FCC has also addressed the issue of carrier responsibility with respect to dial around compensation payments.

On August 2, 2002 and September 2, 2002 respectively, the APCC and the RBOCs filed petitions with the FCC to revisit and increase the dial around compensation rate level. On October 23, 2002, the FCC released its Fifth Order on Reconsideration on Remand (the “Interim Order”), which resolved all remaining issues surrounding the interim and intermediate period true-up and specifically addressed how flat rate monthly per-phone compensation owed to PSPs would be allocated among the relevant dial around carriers.

Costs Related to our operation.

The principle costs related to the ongoing operation of our payphones include telephone charges, commissions, service, maintenance and network costs. Telephone charges consist of payments we make to LEC or competitive local exchange carriers and long distance carrier for access to and use of their telecommunications networks. Commission expense represents payments to owners or operators of the premises at which a payphone is located. Service, maintenance and network cost represent the cost of servicing and maintaining the payphones on an ongoing basis

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Revenues

Our total revenue increased by $44,985 or approximately 23.74%, from $189,477 in the three months ended September 30, 2002 to $234,462 in the three months ended September 30, 2003. This increase was primarily attributable to receiving for the 3rd quarter of 2003 a one-time settlement of approximately $83,000 resulting from the Federal Communications Commission (FCC) Order on the Compensation True-up.

Our commissions decreased by $11,914 or approximately 51%, from $23,361 in the three months ended September 30, 2002 to $11,447 in the three months ended September 30, 2003. This decrease was a result of our reduction in payphones, fewer operator assisted calls, and the increased competition from wireless communications.

Our coin call revenues decreased by $31,681 or approximately 40.75% from $77,746 in three months ended September 30, 2002 to $46,065 in the year ended September 30, 2003. The decrease in coin call revenue was primarily attributable to a reduction from 772 payphones in 2002 to 581 payphones in 2003 as well as reduced call volumes on our payphones due to increased competition from wireless communication services.

Our non-coin call revenue, which is comprised primarily of dial-around revenue and operator service revenue increased by $93,780 or approximately 194.5% from $48,190 in the three months ended September 30, 2002 to $141,970 in the three months ended September 30, 2003. Approximately $83,000 of this increase is attributable to a one-time settlement by the FCC’s Order on the Compensation True-up. This order resolved a hosts of open dial-around compensation “issues” and most importantly, setting forth the terms for a “true-up” of past dial-around payments for the so-called “interim” and “intermediate” time periods. The order reconciles prior FCC and Court decisions regarding dial around compensation payments and basically brings all prior payments in line with the 24 cents per call rate (the current and ongoing rate). The remaining increase of $10,780 was primarily attributable to World Com, Inc. filing chapter 11 bankruptcy on July 21, 2002 reducing our non-coin revenue for 2002.

Our service & repair sales increased by $2,256 when compared to the same period in 2002. Our equipment sales decreased by $644, from $1,984 in the three months ending September 30, 2002 to $1,340 in the three months ending September 30, 2003. Our phone card sales and ATM revenue decreased by $6,812 when compared to the same period in 2002. This decrease is due to increased competition from other phone card vendors along with loss of various site locations. The increased competition and decreased site locations forced us to reduce our phone card sites by approximately 42% in addition to losing our ATM sites.

Cost of Sales

Our overall cost of sales decreased for the three months ending September 30, 2003 by $58,654 or approximately 31.53% from the three months ending September 30, 2002. Telecommunication costs decreased by $33,352, the cost of providing telephone service to 581 payphones in 2003 as compared to 772 payphones in 2002.  Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment. If the site owner does not purchase the payphone, we remove it from the site. Our installed payphone base generates revenue through coin calls (local and long-distance), non-coin calls (calling card, credit card, collect, and third party billed calls using our pre-selected operator service).

Our contractor’s fee decreased by $8,240 this decrease is due to the elimination of contractors and the re-organization of routes to manage them more efficiently. Our commission payable increased by $915 when compared to 2002. These are commission paid to the site owners where our payphones and phone card machines are located.  Depreciation expense decreased $19,239 when compared to the same period in 2002. This decrease is due to certain assets being fully depreciated and our on going strategy of identifying unprofitable payphones, and selling them to the site owners. Once a payphone is sold to the site owner it is removed from our assets and depreciation schedules.  We own telephone equipment and motor vehicles, which provide a service for a number of years. The term of service is commonly referred to as the “useful life” of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.

Our cost of sales for repairs, service, travel, and supplies increased by $1,262 a result of using employees instead of independent contractors to service routes.

Operation and Administrative Expenses

Our operating expenses decreased by $28,242 or approximately 23.73% over the same period in 2002.  This decrease in operating expense is a direct result of our management diligently working to cut expenses and run our company as efficient as possible. Salaries and related payroll taxes were reduced by $8,923 when compared to the same expenses for 2002. This decrease is due to the elimination of three employees, one technician and two clerical assistants. Our insurance expense decreased by $5,929 when compared to the fiscal year 2002. This decrease is primarily attributable to the decrease in payroll. Our rent increased by $1,397 when compared to 2002.  Professional fees decreased by $887 over 2002. These are fees we pay to accountants, attorneys and other professionals throughout the year for various task. Our expenses for outside services decreased by $590 over 2002.  Our telephone, utilities, office, vehicle and travel & entertainment expenses, together account for a decreased of $13,310 when compared to the same period ending September 30, 2002. This decrease is primarily attributable to our management diligently working to cut expenses and the replacement of older vehicles with new vehicles that require less maintenance.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Revenues

Our total revenue decreased by $46,790 or approximately 7.91%, from $591,413 in the nine months ended September 30, 2002 to $544,623 in the nine months ended September 30, 2003. This decrease was primarily attributable to removal of unprofitable phone locations, lower call volumes on our payphones resulting from the growth in wireless and other public communication services and changes in call traffic.

Our commissions decreased by $42,148 or approximately 62.1%, from $67,841 in the nine months ended September 30, 2002 to $25,693 in the nine months ended September 30, 2003. This decrease was a result of our reduction in payphones, fewer operator assisted calls, and the increased competition from wireless communications.

Our coin call revenues decreased by $114,787 or approximately 44.36%, from $258,665 in nine months ended September 30, 2002 to $143,878 in the year ended September 30, 2003. The decrease in coin call revenue is primarily attributable to an ongoing strategy of removing unprofitable phones as well as a reduction in call volumes on our payphones due to increased competition from wireless and other public communication services.

Our non-coin call revenue, which is comprised primarily of dial-around revenue and operator service revenue increased  $132,424 or approximately 100.22% from 132,135 in the nine months ended September 30, 2002 to $264,559 in the nine months ended September 30, 2003. Approximately $83,000 of this increase is attributable to a one-time class action settlement for under payment of past dial-around commissions against the long distance carriers.  The remaining increase of $49,424 was primarily attributable to World Com, Inc. filing chapter 11 bankruptcy on July 21, 2002 reducing our non-coin revenue for 2002.

Our service & repair sales increased by $3,513 when compared to the same period in 2002. Equipment sales increased by $601, from $8,426 in the nine months ending September 30, 2002 to $9,027 in the nine months ending September 30, 2003. This increase in sales is attributable to selling low revenue payphones to site owners.  Our phone card sales and ATM revenue decreased by $26,393 when compared to the same period in 2002. This decrease is due to increased competition from other phone card vendors along with loss of various site locations when companies go out of business. The increased competition and decreased site location forced us to reduce our phone card sites by approximately 42% in addition to losing our ATM sites.

Cost of Sales

Our overall cost of sales decreased for the nine months ending September 30, 2003 by $247,618 or approximately 39.53% from the nine months ending September 30, 2002. Telecommunication costs decreased by $129,592, the cost of providing telephone service to 581 payphones in 2003 as compared to 772 payphones in 2002.  Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment. If the site owner does not purchase the payphone, we remove it from the site. Our installed payphone base generates revenue through coin calls (local and long-distance), non-coin calls (calling card, credit card, collect, and third party billed calls using our pre-selected operator service).

Our commissions payable decreased by $1,396 due to a decrease in payphone usage, a direct response to an increased use of cellular phones and pre-paid phone cards. Contractor’s fees decreased by $39,218, this decrease is due to the elimination of contractors and the re-organization of routes to manage them more efficiently.  Depreciation expense decreased $55,349 when compare to the same period in 2002. This decrease is due to certain assets being fully depreciated and our on going strategy of identifying unprofitable payphones and selling them to the site owners. We own telephone equipment and motor vehicles, which provide a service for a number of years.  The term of service is commonly referred to as the “useful life” of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.

Our cost of sales for repairs, service, travel, and supplies decreased by $22,063 a result of our management team’s ongoing efforts to reduce cost.

Operation and Administrative Expenses

Our operating expenses decreased by $122,408 or approximately 28.36% over the same period in 2002.  Salaries and related payroll taxes were reduced by $30,564 when compared to the same expenses for 2002. This decrease is due to the elimination of three employees, one technician and two clerical assistants. Insurance expense decreased by $11,651 when compared to the fiscal year 2002. Rent decreased by $2,350 when compared to 2002.  Professional fees decreased by $47,353 over 2002. These are fees we pay to accountants, attorneys and other professionals throughout the year for various task. Our expenses for outside services decreased by $6,926 over 2002.  Our telephone, utilities, office, vehicle and travel & entertainment expenses, together account for a decreased of $23,564 when compared to the same period ending September 30, 2002. This decrease is primarily attributable to our management diligently working to cut expenses, and the replacement of older vehicles with new vehicles that require less maintenance.

GOING CONCERN QUALIFICATION

In his Independent Auditor’s Report for the fiscal year ending December 31, 2002, CE Forse & Co. Ltd. states that we have incurred annual losses since inception raising substantial doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Our primary sources of liquidity have been cash from operations and borrowing from various credit facilities. As of September 30, 2003, we have a note payable to Key Bank in the amount of $88,351. We have an additional line of credit with Lilly Beter Capital Group, Ltd. in the amount of $500,000 as of September 30, 2003 we have used $444,500.

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

USIP.Com, Inc.

(Registrant)

Dated:	November 10, 2003	/s/ CRAIG BURTON
Craig Burton
President

Dated:	November 10, 2003	/s/ KATHY CHRISTOPHER
Kathy Christopher
Controller