Form 10KSB
period 2003-12-31
USIP COM INC
filed 2004-03-29
CIK 1119721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

Common Stock, $.01 Par Value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year: $670,381

As of December 31, 2003 the aggregate market value of the common stock held by non-affiliates was approximately $1,660,644 based upon the closing price on December 31, 2003 of $0.38. As of December 31, 2003, there were 17,804,388 shares of common stock outstanding.

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

On August 30, 2000 we incorporated Datone, Inc. as a Delaware company. Datone, Inc. is a USIP wholly owned subsidiary. All the revenue generating assets and related expenses that we received from the Datone Communications Merger were subsequently moved via an intercompany transfer from USIP into Datone, Inc. Datone, Inc., was capitalized with $1,017. All of the Datone, Inc., shares were given to USIP. On October 1, 2000 we merged Cointel into Datone, Inc. by way of an inter company transaction. Management decided that it would not benefit our company to have two companies that are in the same business and location; we therefore combined the two in an effort to save money.

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

OPERATIONS

As of December 31, 2003 we owned and operated approximately 567 payphones in two states, and as of  December 31, 2002 we owned and operated approximately  681 payphones in three states.

COIN CALLS

Our payphones generate coin revenues primarily from local calls. Historically, the maximum rate that LECs and IPPs could charge for local calls was generally set by state regulatory authorities and in most cases was $0.25 through October 6, 1997. We charge $0.25, $0.35, and $0.50 in New York, and $0.35, and $0.50 in Pennsylvania. In ensuring “fair compensation” for all calls, the FCC determined that local coin rates from payphones should be generally deregulated by October 7, 1997, but provided for possible modifications or exemptions from deregulation upon a detailed demonstration by an individual state that there are market failures within the state that would not allow market-based rates to develop. On July 1, 1997, a federal court issued an order that upheld the FCC’s authority to deregulate local coin call rates. In accordance with the FCC’s ruling and the court order, certain RBOCs, LECs and IPPs, including our Company, began to increase rates for local coin calls from $0.25 to $0.35 after October 7, 1997.

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

CUSTOMERS, SALES AND MARKETING

The Location Owners with whom we contract are a diverse group of small and medium sized businesses, which are frequented by individuals needing payphone access. The majority of our payphones are located at convenience stores, truck stops, service stations, grocery stores, colleges and hospitals. As of December 31, 2003 our payphone accounts of 20 or more payphones represented approximately 5% of our installed payphone base. Approximately 70% of our customers are a result of acquisitions from (ITOC’s), Independent Telephone Operating Companies.

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

MAJOR CUSTOMERS

No individual customer accounted for more than 5% of our consolidated revenues in 2002 and 2003.

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

OUR EMPLOYEES

We currently have five full time employees. We may, from time to time, supplement our regular work force as necessary with temporary and contract personnel. None of our employees are represented by a labor union. We believe we have a good relationship with our employees.

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

Calendar Quarter Ended	High Bid ($)	Low Bid ($)

March 31, 2002	$2.40	$1.90
June 30, 2002	$1.75	$1.25
September 30, 2002	$2.00	$1.50
December 31, 2002	$1.05	$0.45

March 31, 2003	$0.38	$0.25
June 30, 2003	$0.65	$0.40
September 30, 2003	$0.65	$0.40
December 31, 2003	$0.65	$0.38

Since inception, no dividends have been paid on our common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future. At December 31, 2003 there were approximately 378 holders of record of our common stock.

Any future dividends will be at the discretion of the board of directors, after taking into account various factors, including among others, operations, current and anticipated cash needs and expansion plans, the income tax laws then in effect, the requirements of Utah law, and any restrictions that may be imposed by our future credit arrangements.

On December 23, 2003 we issued twenty five thousand unregistered shares of common stock to Carl E. Worboys, a resident of the State of New York, and eighty thousand unregistered shares to Jass Equities, Inc., a resident of the State of New York in lieu of services rendered to our company. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes.

Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

GENERAL

As of December 31, 2003 we owned and operated a network of approximately 567 payphones.  Our installed payphone base generated revenue for the fiscal year 2002 and 2003 from the following three sources.

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

The principal costs related to the ongoing operation of the Company’s payphones include telephone charges, commissions, and service, maintenance and network costs.  Telephone charges consist of payments made by the Company to local exchange carriers and long distance carriers for the line charge and use of their networks.  Commission expense represents payments to owners of locations where the Company’s payphones are installed.  Service, maintenance and network costs represent the cost of servicing and maintaining the payphones on an ongoing basis.

Weather conditions affect our revenue stream because we operate in the Northeastern part of the country. Revenues drop off significantly during the winter because most of our phones are outdoors. The spring and summer periods show a significant increase in payphone usage. Revenues are generally lowest in the first quarter and highest in the third quarter.

The increase use of wireless communication services has substantially impacted the public’s use of payphones, and we believe that this trend will continue to increase as the cost for wireless usage declines.  However, we have attempted to minimize some of the impact from wireless use by avoiding traditional travel locations where wireless communication is high.  There are no guarantees that we will be successful in minimizing the effects of wireless usage.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Revenues

Total revenue decreased by $103,066 or approximately 13.33%, from $773,447 in the year ended December 31, 2002 to $670,381 in the year ended December 31, 2003.  This decrease was primarily attributable to removal of unprofitable phone locations and lower call volumes on our payphones resulting from the growth in wireless communications.  We reduced our network from approximately 681 payphones on 2002 to approximately 567 in 2003.

Commissions decreased by $51,056 approximately 60.1%, from $84,923 in the year ended December 31, 2002 to $33,867 in the year ended December 31, 2003.  This decreased was a result of our reduction in payphones, fewer operator assisted calls, and the increase competition from the wireless communication industry.

Coin call revenues decreased by $141,741 or approximately 43.4%, from $326,697 in year ended December 31, 2002 to $184,956 in the year ended December 31, 2003.  The decrease in coin call revenue was primarily attributable to the reduced number of payphones we operated, coupled with the increased competition from wireless communication services.

Non-coin call revenue, which is comprised primarily of dial-around revenue and operator service revenue increased $122,481 approximately 65.5% from $187,017 in the year ended December 31, 2002 to $309,498 in the year ended December 31, 2003.   Approximately $92,200 of this increase is attributable to a one-time settlement brought forth by the FCC’s Order on the Compensation True-up.  This order resolved a hosts of open dial-around compensation “issues” and most importantly, setting forth the terms for the “true-up” of past dial-around payments for the so-called “interim” and “intermediate” time periods.  The order reconciles prior FCC and Court decisions regarding dial-around compensation payments and basically brings all prior payments in line with the 24 cents per call rate (the current and ongoing rate).  The remaining increase of $30,281 was primarily attributable to the WorldCom, Inc. chapter 11 bankruptcy in 2002 which reduced our non-coin revenue in 2002.

Service & Repair Sales increased by $5,519, when compared to the same period in 2002.   Equipment sales decreased by $2,636, from $9,256 for the year ending December 31, 2002 to $6,620 in the year ending December 31, 2003.   Our phone card and ATM revenue decreased by $35,633 when compared to 2002.  This decrease is due to increased competition from other phone card vendors along with loss of various locations.   The increased competition forced us to reduce our phone card sites by approximately 42% in addition to losing our ATM sites in 2003.

Cost of Sales

Our overall cost of sales decreased for the year ending December 31, 2003 by $275,383 or approximately 35.1% when compared to the year ending December 31, 2002.   Our telecommunication costs decreased by $167,195, the cost of providing telephone service to 567 payphones in 2003 as compared to 681 payphones in 2002. This number reflects an overall reduction of 114 payphones due to our ongoing strategy of identifying and removing unprofitable payphones.  Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment.  If the site owner does not purchase the payphone, we remove it from the site.

Our commissions payable decreased by $1,395 due to a decrease in payphone usage, a direct response to increase use of cellular phones and pre-paid phone cards.  In 2003 our contractor’s fees decreased by $38,674 this decrease is due to the elimination of contractors and the re-organization of routes to manage them more efficiently.  Depreciation expense decreased by $74,926 when compared to the same period in 2002. This decrease is due to certain assets being fully depreciated and our on going strategy of identifying unprofitable payphones, and selling them to the site owners.  Once a payphone is sold to the site owner it is removed from our assets and depreciation schedules.  We own telephone equipment and motor vehicles, which provide a service for a number of years.  The term of service is commonly referred to as the “useful life” of the asset.  Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired.   A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.

Our cost of sales for repairs, service, travel and supplies increased by $12,992 a direct result of utilizing employees to provide service over contractors.  Our phone card expenses decreased by $6,185 in 2003.  This decrease is due to the reduced number of phone card machine sites in 2003.

Operation and Administrative Expenses

Operating expenses decreased by $104,149 or approximately 19.92% over the same period in 2002.   This decrease in operating expense is a direct result of our management team’s ongoing efforts to cut expenses and run the company as efficiently as possible.  Salaries and related payroll taxes were reduced by $41,375 when compared to the same expenses for 2002. This decrease is due the elimination of three employees, one technician and two clerical assistants. Our insurance expense decreased by $12,992 when compared to the fiscal year 2002.  This decrease is primarily attributable to the decrease in payroll.   Rent decreased by $1,338 when compared to 2002.  Telephone, utilities, office, and other miscellaneous expenses, account for a decrease of $16,247 when compared to the same period ending December 31, 2002.  Professional fees decreased by $24,456 over 2002.  These are fees we pay to accountants and attorneys throughout the year for various tasks.  Expenses for outside services increased by $6,191 over 2002. This increase is due in part to utilizing an outside consulting company. Vehicle expense decreased by $13,932 in 2003 when compared to 2002.  This decrease is primarily attributable to the replacement of older vehicles with new vehicles that require less maintenance.

Interest expense in the year ended December 31, 2003 increased by $12,063 from $37,225 in the year ended December 31, 2002 to $49,288 in the year ended December 31, 2003.  This increase is attributable to increased borrowing levels related to our line of credit.  We drew $34,200 on our line of credit in 2003.

GOING CONCERN QUALIFICATION

In his Independent Auditor’s Report, our auditor states that we have incurred annual losses since inception raising substantial doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Our primary sources of liquidity have been cash from operations and borrowing from various credit facilities.   As of December 31, 2003 we have a note payable to Key Bank in the amount of $84,559.  We have an additional unsecured line of credit with the Lilly Beter Capital Group, Ltd. in the amount of $500,000. As of December 31, 2003 we have used $444,500.

RISKS ASSOCIATED WITH OUR BUSINESS

In addition to the other information in this report, the following risks should be considered carefully in evaluating our business and prospects:

UNLESS WE CAN REVERSE OUR HISTORY OF LOSSES, WE MAY HAVE TO DISCONTINUE OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in fiscal years 2002 through 2003, and the losses are projected to continue in 2004. Our net losses were $872,178 and $308,260 for fiscal years ended 2002, 2003 respectively. We have been concentrating on the development of our products, services and business plan. Our management believes that we can be profitable and that our business plan will be successful; however, there is no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

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

ITEM 7.   FINANCIAL STATEMENTS

USIP.COM, INC.

CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

INDEPENDENT AUDITORS’ REPORT

Report of Independent Auditors

The Stockholders and Board of Directors

USIP.COM, Inc.

We have audited the accompanying consolidated balance sheets of USIP.Com, Inc. as of December 31, 2003 and 2002 and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements base on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USIP.Com, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles, generally accepted in the USA.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 10 to the financial statements, the Company has incurred annual operating losses since inception.  As of  December 31, 2003, the Company has increased its line of credit borrowings to meet operating costs, and has seen stockholders’ equity declining.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of the foregoing uncertainties.

Anderson, Forse & Co., Ltd.

March 23, 2003

USIP.COM, INC

CONSOLIDATED BALANCE SHEET

December 31

	2003	2002
ASSETS
CURRENT ASSETS
Cash	$6,121	$7,021
Commissions and Sales Receivable, Net	109,639	125,276
Inventory	20,289	50,782
Prepaid Expenses	4,989	3,932
TOTAL CURRENT ASSETS	141,038	187,011
FIXED ASSETS
Telephone and Office Equipment	1,882,353	1,899,122
Vehicle	76,367	76,367
	1,958,720	1,975,489
Less: Accumulated Depreciation	(1,358,594)	(1,151,240)

Net Fixed Assets	600,126	824,249

TOTAL ASSETS	$741,164	$1,011,260

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$175,060	$201,812
Line of Credit	508,356	501,852
Accrued Payroll and Payroll Taxes	5,706	5,896
Accrued State Gross Receipts Taxes	7,049	9,621
Other Accrued Expenses	2,960	28,663
Current Portion of Long-Term Debt	—	18,253

TOTAL CURRENT LIABILITIES	699,131	766,097

Long-Term Liabilities
Notes Payable	138,179	72,302
Less Current Portion	0	18,253

TOTAL LONG-TERM LIABILITIES	138,179	54,049

TOTAL LIABILITIES	837,310	820,146

STOCKHOLDERS’ EQUITY
Common Stock, $.01 par value 25,000,000 Shares authorized, 17,804,388 shares issued and outstanding	178,044	176,994

Additional Paid In Capital	1,462,558	1,442,608

Retained Earnings	(1,736,748)	(1,428,488)

TOTAL STOCKHOLDERS’ EQUITY	(96,146)	191,114

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$741,164	$1,011,260

See Accountant’s Report and Notes To Financial Statement

USIP.COM, INC.

CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

FOR THE YEARS ENDED DECEMBER 31

	2003	2002
SALES
Commissions	$33,867	$84,923
Coin Collections	184,956	326,697
Dial Around	309,498	187,017
Equipment Sales	6,620	9,256
Phone Card Sales	8,597	36,070
ATM Revenue	—	8,160
Service and Repair Sales	126,843	121,324
Total Sales	670,381	773,447

COST OF SALES
Telecommunications Costs	217,762	384,957
Commissions	2,741	4,136
Contractor Fees	9,568	48,242
Repairs and Service Supplies	45,001	33,548
Depreciation	214,674	289,600
Phone Cards and Phone Costs	8,344	14,529
Travel	11,221	9,682
Total Cost of Sales	509,311	784,694

GROSS PROFIT	161,070	(11,247)

OPERATING EXPENSES
Salaries and Wages	184,088	220,681
Payroll Taxes	16,112	20,894
Insurance	44,664	57,656
Telephone	13,564	23,307
Outside Services	20,231	14,040
Utilities	8,277	8,305
Vehicle Expenses	2,767	16,699
Rent	61,318	62,656
Professional Fees	55,466	79,922
Travel and Entertainment	2,718	4,763
Office Expense	9,521	13,952
Total Operating Expenses	418,726	522,875

OPERATING INCOME (L0SS)	(257,656)	(534,122)

OTHER INCOME (EXPENSE)
Interest Income	—	53
Gain on Sale of Equipment	6,871	2,293
Loss on Equipment Obsolescence	—	(292,666)
Prov For State Tax	(8,187)	(10,511)
Interest Expense	(49,288)	(37,225)
Total Other Income	(50,604)	(338,056)

NET INCOME (LOSS)	(308,260)	(872,178)

RETAINED EARNINGS - BEGINNING	(1,428,488)	(556,310)

RETAINED EARNINGS - ENDING	$(1,736,748)	$(1,428,488)

Weighted Common Shares Outstanding	17,804,388	17,699,388

Net Loss per Common Share	$—	$—

See Accountant’s Report and Notes To Financial Statement

USIP.COM, INC

CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2002 and 2003

			Additional Paid-in Capital	Retained Earnings	Total Stockholder’s Equity
	Common Stock
	Shares	Amount

Balance as of January 1, 2002	17,619,388	$176,194	$1,382,358	$(556,310)	$1,002,242

Issuance of Common Stock	20,000	200	15,850		16,050

Issuance of Common Stock	60,000	600	44,400		45,000

Net Loss - 2002				(872,178)	(872,178)

Balance as of December 31, 2002	17,699,388	$176,994	$1,442,608	$(1,428,488)	$191,114

Balance as of January 1, 2003	17,699,388	176,994	1,442,608	(1,428,488)	191,114

Issuance of Common Stock	80,000	800	15,200		16,000

Issuance of Common Stock	25,000	250	4,750		5,000

Net Loss-2003				(308,260)	(308,260)

Balance as of December 31, 2003	17,804,388	178,044	$1,462,558	$(1,736,748)	$(96,146)

See Accountant’s Report and Notes To Financial Statement

USIP.COM, INC

CONSOLIDATED STATEMENT OF CASH FLOWS

Years Ended December 31,

	2003	2002

Cash Flows From Operating Activities:
Net (Loss)	$(308,260)	$(872,178)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Depreciation Expense	214,674	289,600
Gain on Sale of Equipment	(6,871)	(2,293)
Loss on Equipment Obsolesence	—	292,666
(Increase) Decrease in Commission Receivables	15,637	19,496
(Increase) Decrease in Inventory	30,493	(4,372)
(Increase) Decrease in Prepaid Insurance	1,057	(1,066)
Increase (Decrease) in Accounts Payable	(26,752)	(92,794)
Increase (Decrease) in Accrued Expenses	12,993	5,788
Increase (Decrease) in Gross Receipts Tax	(2,572)	(3,415)

Net cash (used) by operating activities	(69,601)	(368,568)

Cash Flows From Investing Activities:
Proceeds from Sale of Equipment	16,769	—

Net cash (used) by investing activities	16,769	—

Cash Flows From Financing Activities:
Proceeds received from Line of Credit	82,614	300,300
Proceeds from issuance of Notes Payable	—	54,143
Payments on Notes Payable	(18,682)	(23,279)
Payments on Lines of Credit	(33,000)	(11,400)
Proceeds from issuance of stock	21,000	45,000

Net cash provided by financing activities	51,932	364,764

Net Increase (Decrease) in cash	(900)	(3,804)

Cash - Beginning of Period	7,021	10,825

Cash - End of Period	$6,121	$7,021

Supplemental Disclosures of Cash Flow Information:
Cash Paid During Period The Period For:
Interest	$10,402	$25,446
Income Taxes	$8,937	$—

USIP.COM, INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

December 31, 2003

NOTE 1.                                                 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

USIP.COM, Inc. owns, operates and manages privately owned public payphones in New York State and Pennsylvania. The Company derives its revenue from coin-calls, non-coin calls, sales and service of payphones and pre-paid phone cards.

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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated Financial Statements include the accounts of USIP.COM, Inc. and its wholly owned subsidiaries, Datone, Inc. and NB Payphones Ltd.  Intercompany transactions and balances have been eliminated in consolidation and combination.

CONCENTRATIONS OF CREDIT RISK

The Company’s payphones are located primarily in New York State and parts of Pennsylvania.  Use of those payphones may be affected by economic conditions in those areas.  The company has experienced about a 30% drop in revenue’s, due to increased competition from other payphone providers and increase usage of wireless communications.

The Company maintains cash balances with a financial institution insured by the Federal Deposit Insurance Corporation up to $100,000. There are no uninsured balances at December 31, 2003.

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

Dial around revenues are generated from calls to gain access to a different long distance carrier than is already programmed into the phone. Revenues from dial around calls are recorded based upon estimates until the coin collection revenues are generated when callers deposit coins into the phones to make calls. Coin revenues are recorded in an amount equal to the coins collected.

ADVERTISING

The corporation expenses advertising costs as incurred. Advertising expense amounted to $ -0- and $2,691 for the years ended December 31, 2003 and 2002 respectively.

NOTE 2.                INVENTORY

Inventory is valued at the lower of cost, determined on the first-in, first-out basis (FIFO), or market value. At December 31, inventory consists of the following:

	2003	2002

Calling Cards	$4,058	$ l0,156
Parts and Accessories	16,231	40,626
	$20,289	$50,782

NOTE 3.                COMMISSIONS AND SALES RECEIVABLE

Commissions and Sales Receivable consists of the following at December 31:

	2003	2002

Commissions Receivable	$108,806	$113, 030
Sales Receivable	833	12, 245
Commissions and Sales Receivable, Net	$109,639	$125,275

NOTE 4.                LINE OF CREDIT

REVOLVING LINE OF CREDIT

The Company has a revolving line of credit, of which $ 444,500 was outstanding at December 31, 2003. Advances on the credit line are payable on demand and carry an interest rate of 8%-10%.

NOTE 5.                LONG-TERM DEBT

Long-term debt as of December 31 is as follows:

	2003	2002

Note Payable, Vehicle, Monthly payments of $462 with interest at 9.25%	$6,401	$11,106

Note Payable, Vehicle, Monthly payments of $261 with interest at 12.4%	2,327	4,654

Note Payable, Bank, Monthly payments of $1,825 with interest at 7.5%	84,559	-0-

Note Payable, Vehicles, Monthly payment of $535 w/interest at 8.2%	23,613	28,251

Note Payable, Vehicles, Monthly payment of $589 w/interest at 8.2%	21,114	26,515

Lease on ATM Machine	165	1,776
	$138,179	$72,302

Aggregate annual maturities required on long-term debt at December 31, 2003  are as follows:

2004	$27,592
2005	36,301
2006	43,700
2207	24,614
2208	5,972
Thereafter	-0-
$138,179

NOTE 6.  OPERATING LEASES

The Company leases its corporate offices that are accounted for as a non-cancelable operating lease.  The lease has a term of 36 months expiring December 2005.  Future minimum lease payments through maturity are as follows:

Years Ending December 31,
2004	60,641
2005	60,641
$121,282

NOTE 7.                MAJOR DIAL AROUND COMPENSATION PROVIDERS (COMMISSIONS)

The Company received approximately 95% of total dial around and zero-plus compensation (commissions) from two providers.

NOTE 8.                INCOME TAXES

OPERATING LOSS CARRYFORWARDS

The Company has loss carryforwards totaling $ 888,643 that may be offset against future taxable income. If not used, the carryforwards will expire as follows:

Operating Losses
Year 2020	$343,998
Year 2021	544,645
$888,643

NOTE 9.                FIXED ASSETS

The Company has chosen to write down the carrying value of equipment for about $292,000 during the year ended December 31, 2002 and the corresponding loss was recorded.  This adjustment was due to obsolescence of some the Company’s telephone equipment.

NOTE 10.              GOING CONCERN CONSIDERATIONS

The Company has incurred annual operating losses since inception.  Prior to December 31, 2003, the Company has increased its line of credit borrowings to $500,000 to meet operating expenses, while revenue’s have declined over 13% for the year ended December 31, 2003.  The accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the company cannot continue in existence.  The Company also had one of its credit lines converted to fixed note during 2003.  The Company’s ratios are also reason for concern.  The company has a current ratio of just .2, and has a deficit in stockholders’ equity.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 8A                CONTROLS AND PROCEDURES

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

PART III

ITEM 9.  DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

Name	Age	Position with Company	Director Continuously Since

Craig H. Burton	42	President	January 2000

Joseph J. Passalaqua	30	Secretary/Treasurer	January 2000

Lilly O. Beter	69	Director	January 2000

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

Based solely on review of the copies of such forms received by us with respect to fiscal year 2003, or written representations from certain reporting persons, we believe that all filing requirements applicable to its directors, officers and persons who own more than ten percent of a registered class of the Company’s equity securities have been complied with.

Item 10.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	FISCAL YEAR PAID	SALARY	BONUS

Craig H. Burton, President	2003	$40,040	-0-

Joseph J, Passalaqua, Secretary/Treasurer	2003	$27,040	-0-

We have health insurance for our employees. We do not have retirement, pension, profit sharing, stock options, or other similar programs for the benefit of our employees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information, as of December 31, 2003, concerning all persons known by us to own beneficially more than 5% of our common stock and concerning shares beneficially owned by each director and executive officer and by all directors and executive officers as a group. Unless expressly indicated otherwise, each stockholder exercises sole voting and investment power with respect to the shares beneficially owned. The address for each of our executive officers and directors is 7325 Oswego Rd., Liverpool, N.Y., 13090.

SHARES BENEFICIALLY OWNED (1)

PERSON OR GROUP	NUMBER	PERCENT (2)

NAMED EXECUTIVE OFFICERS AND DIRECTORS:
Craig H. Burton	150,000	*
Joseph J. Passalaqua	200,000	*
Lilly O. Beter	—	*
All directors and executive officers as a group (3 persons)	350,000	*

BENEFICIAL OWNERS OF 5% OR MORE OF
OUR OUTSTANDING COMMON STOCK

NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER	PERCENT (2)

Epic Events Trust	6,086,111	34.4%
Gibraltar
Riviera Bay Holding Trust	6,798,161	38.4%
Gibraltar
International Caribbean Trust, Ltd.	1,601,839	9.1%
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

(2)           Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment power within 60 days. The number of shares shown includes outstanding shares of Common Stock owned as of December 31, 2003 by the person indicated. Our total issued and outstanding stock as of December 31, 2003 was 17,804,388 shares.

ITEM  12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

EXHIBIT NO.	DESCRIPTION

3	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-SB) filed on July 28, 2000(the “2000 10SB”).
3.1	Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-SB) filed on July 28, 2000(the “2000 10-SB”).
3.2	Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-SB) filed on July 28, 2000(the “2000 10SB”).
3.3	Bylaws (incorporated by reference to Exhibit 4 of the 2000 10-SB).
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 5 of the 2000 10SB).
21.1	Subsidiaries of the Registrant. (1)
31.1	Sarbanes-Oxley Act of 2002 Section 302 Certification by Craig Burton
31.2	Sarbanes-Oxley Act of 2002 Section 302 Certification by Kathy Christopher
32.1	Sarbanes-Oxley Act of 2002 Section 906 Certification by Craig Burton
32.2	Sarbanes-Oxley Act of 2002 Section 906 Certification by Kathy Christopher

(1)           Filed herewith.

(b)           Reports on Form 8K

No reports on Form 8-K were filed in the fourth quarter of 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed by the Company’s principal accountants, Anderson, Forse & Co., Ltd., for audit services related to the most recent two fiscal years, and for other professional services billed in the most recent two fiscal years, were as follows:

	Fiscal 2003	Fiscal 2002

Audit Fees (1)	$20,800	$19,800
Audit-Related Fees	0	0
Tax Fees (2)	4,000	4,000
All Other Fees	0	0

Total	$24,800	$23,800

(1) Comprised of the audit of the Company’s annual financial statements and reviews of the Company’s quarterly financial statements, as well as consents related to and reviews of other documents filed with the Securities and Exchange Commission.

(2) Comprised of preparation of all federal and state corporate income tax returns for the Company and it’s subsidiaries.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by the Company’s independent accountants must now be approved in advance by the Audit Committee to assure that such services do not impair the accountants’ independence from the Company. The Company does not have an Audit Committee, therefore, the Board of Directors reviews and approves audit and permissible non-audit services performed by Anderson, Forse & Co., Ltd., as well as the fees charged by Anderson, Forse & Co., Ltd. for such services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USIP.COM, INC.
Date: March 24, 2004

By:	/s/ CRAIG H. BURTON
CRAIG H. BURTON
President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ CRAIG H. BURTON	President	March 24, 2004
Craig H. Burton

/s/ JOSEPH J. PASSALAQUA	Secretary/Treasurer	March 24, 2004
Joseph J. Passalaqua

/s/ LILLY O. BETER	Director	March 24, 2004
Lilly O. Beter