Form 10QSB
period 2004-03-31
USIP COM INC
filed 2004-05-13
CIK 1119721

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,804,388 shares of Common Stock, $.01 par value, were outstanding as of March 31, 2004.

Transitional Small Business Disclosure Forms (check one):

Yes	☐	No	☒

USIP.COM, INC.

INDEX TO FORM 10-QSB

MARCH 31, 2004

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

USIP.COM, INC

CONSOLIDATED BALANCE SHEET

	(Unaudited)	Audited
	March 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS
Cash	$7,345	6,121
Commissions and Sales Receivable, Net	64,230	109,639
Inventory	20,289	20,289
Prepaid Expenses	4,667	4,989

TOTAL CURRENT ASSETS	96,531	141,038

FIXED ASSETS
Telephone and Office Equipment	1,880,911	1,882,353
Vehicle	76,367	76,367
	1,957,278	1,958,720
Less: Accumulated Depreciation	(1,407,084)	(1,358,594)

Net Fixed Assets	550,194	600,126

TOTAL ASSETS	$646,725	$741,164

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$171,906	175,060
Line of Credit	508,500	508,356
Accrued Payroll and Payroll Taxes	2,385	5,706
Accrued State Gross Receipts Taxes	6,500	7,049
Other Accrued Expenses	77,073	2,960
Current Portion of Long-Term Debt		—

TOTAL CURRENT LIABILITIES	766,364	699,131

LONG-TERM LIABILITIES
Long-Term Debt, Less Current Portion	129,831	138,179
TOTAL LIABILITIES	896,195	837,310
STOCKHOLDERS’ EQUITY
Common Stock, $.01 par value 25,000,000 Shares authorized, 17,804,388 shares issued and outstanding	178,044	178,044

Additional Paid In Capital	1,462,558	1,462,558

Retained Earnings	(1,890,072)	(1,736,748)

TOTAL STOCKHOLDERS’ EQUITY	(249,470)	(96,146)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$646,725	$741,164

See Accountant’s Report and Notes To Financial Statement

USIP.COM, INC

CONSOLIDATED STATEMENT OF INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
SALES
Commissions	$4,759	$6,838
Coin Collections	34,275	53,058
Dial Around	8,714	48,246
Phone Card Sales	440	4,367
Equipment Sales	3,810	235
Service and Repair Sales	27,375	29,361
Total Sales	79,373	142,105

COST OF SALES
Telecommunications Costs	47,347	60,699
Commissions	1,058	1,243
Repairs and Service Supplies	2,721	2,531
Other Direct Expenses - Travel	2,911	2,857
Depreciation	49,233	53,668
Subcontractors	2,021	1,299

Total Cost of Sales	105,291	122,297

GROSS PROFIT	(25,918)	19,808

OPERATING EXPENSES
Officers’ Salaries	16,770	16,512
Salaries and Wages	29,089	31,042
Payroll Taxes	5,389	5,923
Insurance	14,589	14,716
Office Expense	3,448	5,053
Telephone	3,556	4,011
Utilities	1,212	3,443
Vehicle Expenses	1,895	900
Rent	15,239	15,329
Professional Fees	20,507	26,024
Outside Services	3,969	1,875
Total Operating Expenses	115,663	124,828

OPERATING INCOME (LOSS)	(141,581)	(105,020)

OTHER INCOME (EXPENSE)
Interest Expense	(12,492)	(11,639)
NY State Gross Receipts Tax	549	(488)
Interest & Other Income	200	869
Total Other Income	(11,743)	(11,258)

NET INCOME (LOSS)	$(153,324)	$(116,278)

Weighted Common Shares Outstanding	17,804,388	17,639,388

Net Loss per Common Share	$—	$—

See Accountant’s Report and Notes To Financial Statement

USIP.COM, INC

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2004	2003
Cash Flows From Operating Activities:
Net (Loss)	$(153,324)	$(116,278)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Issuance of Common Stock for Professional Services	—	—
Depreciation Expense	49,233	53,668
(Increase) Decrease in Commissions and Sales Receivables	45,409	16,450
(Increase) in Inventory	—	—
(Increase) Decrease in Prepaid Expenses	322	2,302
Increase (Decrease) in Accounts Payable	(5,361)	35,307
Increase (Decrease) in Accrued Expenses and Wages	8,401	11,092
(Decrease) in Accrued State Gross Receipts Taxes	(549)	589

Net cash (used) by operating activities	(55,869)	3,130

Cash Flows From Investing Activities:
Sale of Equipment	1,441	(365)

Net cash provided by investing activities	1,441	(365)

Cash Flows From Financing Activities:
Proceeds Received from Line of Credit	64,000	12,500
Principal Payments on Long-term Debt	(8,348)	(5,087)
Repayments on Line of Credit Borrowings	—	(500)

Net cash (used) by financing activities	55,652	6,913

Net Increase in cash	1,224	9,678

Cash - Beginning of Period	6,121	7,021

Cash - End of Period	$7,345	$16,699

Supplemental Disclosures of Cash Flow Information:
Cash Paid During Period The Period For:
Interest	$2,509	$2,509
Income Taxes	$—	$—

See Accountant’s Report and Notes To Financial Statement

USIP.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(unaudited)

NOTE 1.   SUMMARY INFORMATION

The accompanying unaudited consolidated financial statements include the accounts of USIP.Com, Inc. and our three wholly owned subsidiaries: Datone, Inc., NB Payphones Ltd., and The Platinum Funding Corporation.  All significant inter-company amounts have been eliminated.  Our unaudited consolidated financial statements presented herein, should be read in conjunction with the audited consolidated financial statements of our company contained in the Company’s form 10K for the year ended December 31, 2003.

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

NOTE 2.   COMPANY INFORMATION

On January 16, 2002 we formed a 100% wholly owed subsidiary corporation, The Platinum Funding Corporation.  This company was formed to enter the mortgage brokering business.  As of March 31, 2004, there has been no activity within this corporation.

NOTE 3.   LINE OF CREDIT

                                                For additional capital requirements, the company has increased the borrowings on its lines of credit by $64,000, increasing our liability to about $508,500.  We intend to use the additional funding for our continued expansion.

NOTE 4.   NOTES PAYABLE

On June 4, 2003, our line of credit with Key Bank was converted to a fixed note payable at 7.5%, payable over a five-year period.  As of March 31, 2004 the outstanding amount on this note was $79,362.

NOTE 5.   GOING CONCERN CONSIDERATIONS

The Company has incurred annual operating losses since inception.  The Company has had to continue to raise its line of credit borrowings just to meet current obligations as they come due.  This raises doubt as to the companies future operations.

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

BASIS OF PRESENTATION

The unaudited consolidated financial statements of USIP.Com, Inc. (“USIP”, the “Company”, “our”, or “we”), include the accounts of USIP.Com Inc. and its two wholly owned subsidiaries: Datone Inc. and NB Payphones Ltd.  All significant inter-company amounts have been eliminated.   The unaudited consolidated financial statements of  USIP present herein, should be read in conjunction with the audited consolidated financial statements of USIP as of and for the year ended December 31, 2003.  In the opinion of our management, the unaudited consolidated financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation.  Interim results are not necessary indicative of results to be expected for the entire year.

We prepare our consolidated financial statements in accordance with generally accepted principles, which require that management make estimates and assumptions that affect reported amounts.  Actual results could differ from these estimates.

Impact of Inflation

Inflation is not considered a material factor affecting the our business.  General operating expenses such as salaries, employee benefits and occupancy costs are, however, subject to normal inflationary pressures

Seasonality

Our revenues from payphone operation are affected by seasonal variations, geographic distribution of payphones and type of location.  Because we operate in the northeastern part of the country with many of the payphones located outdoor, weather patterns affect our revenue streams.  Our revenues drop off significantly during winter and conversely show an increase in the spring and summer.  Our revenues are generally lowest in the first quarter and highest in the third quarter.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes.

Certain of the statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statement.

As of March 31, 2004, we owned and operated a network of approximately 557 payphones.  Our installed payphone base generates revenue from three principle sources:  coin-calls and non-coin calls, sales and service of payphones and pre-paid phone cards.

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

The principle costs related to the ongoing operation of our Company’s payphones include telephone charges, commissions, service, maintenance and network costs.  Telephone charges consist of payments made by our Company to LEC or competitive local exchange carriers and long distance carrier for access to and use of their telecommunications networks. Commission expense represents payments to owners or operators of the premises at which a payphone is located.  Service, maintenance and network cost represent the cost of servicing and maintaining the payphones on an ongoing basis.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Revenues

Our total revenue decreased by $62,732 or approximately 44.15%, from $142,105 in the three months ended March 31, 2003 to $79,373 in the three months ended March 31, 2004.  This decrease was primarily attributable to removal of unprofitable phone locations; lower call volumes on our payphones resulting from the growth in wireless communication services.   We reduced our network of payphones from approximately 656 in the three months ending March 31, 2003 to approximately 557 in the three months ending March 31, 2004.

Our commissions decreased by $2,079 or approximately 30.4%, from $6,838 in the three months ended March 31, 2003 to $4,759 in the three months ended March 31, 2004.  This decrease was a result of our reduction in payphones, fewer operator assisted calls, and the increased competition from wireless communications.

Our coin call revenues decreased by $18,783 or approximately 35.4% from $53,058 in three months ended March 31, 2003 to $34,275 in the three months ended March 31, 2004.  The decrease in coin call revenue was primarily attributable to an ongoing strategy to remove unprofitable phones as well as reduced call volumes on our payphones due to increased competition from wireless communication services.

Our non-coin call revenue, which is comprised primarily of dial-around revenue and operator service revenue decreased by $39,532 or approximately 81.94% from $48,246 in the three months ended March 31, 2003 to $8,714 in the three months ended March 31, 2004.   This decrease is primarily due to a “Carrier Take Back” by Global Crossing, MCI and WilTel Communications that had significant impact on our fourth quarter dial-around for 2003.   This action is a result of the FCC’s reallocation of responsibility for dial-around compensation to the IXCs.  The Federal Communications Commission’s November 2001 rules regarding compensation of Payphone Service Providers (“Payphone Rules”) provides that:  “the first facilities-based interexchange carrier to which a completed coinless access code or subscribers toll-free payphone call is delivered by the local exchange carrier shall compensate the payphone service provider for the call.”  Such interexchange carrier “may obtain reimbursement from its reseller and debit card customers for compensation amounts paid to payphone service providers for the calls carried on their account and for the cost of tracking compensable call.”  In addition, we have received notification that AT&T will administer a ‘take back” that will impact our dial-around receivable for the first quarter of 2004.

Our service & repair sales decreased by $1,986 when compared to the same period in 2003.   Our equipment sales increased by $3,575, from $235 in the three months ending March 31, 2003 to $3,810 in the three months ending March 31, 2004.   Our phone card revenue decreased by $3,927 when compared to the same period in 2003.   This decrease is due to increased competition from other phone card vendors along with loss of various site locations when companies go out of business.   The increased competition and decreased site location forced us to reduce our phone card sites by approximately 42%.

Cost of Sales

Our overall cost of sales decreased for the three months ending March 31, 2004 by $17,006 or approximately 13.91% from the three months ending March 31, 2003.   Telecommunication costs decreased by $13,352, the cost of providing telephone service to 557 payphones in 2004 as compared to 656 payphones in 2003.   Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment.  If the site owner does not purchase the payphone, we remove it from the site.

Our commissions payable decreased by $185 due to a decrease in payphone usage, a direct response to increase use of cellular phones and pre-paid phone cards. Our contractor’s fee increased by $722 when compared to same period in 2003.  Depreciation expense decreased $4,435 when compared to the same period in 2003.  This decrease is due to certain assets being fully depreciated and our on going strategy of identifying unprofitable payphones, selling them to the site owners or removing them.  Once a payphone is sold to the site owner it is removed from our assets and depreciation schedules.   We own telephone equipment and motor vehicles, which provide a service for a number of years.  The term of service is commonly referred to as the “useful life” of the asset.  Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired.   A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.

Our cost of sales for repairs, service, travel, and supplies increased by $244 a result of our management team’s ongoing efforts to reduce cost.

Operation and Administrative Expenses

Our operating expenses decreased by $9,165 or approximately 7.34% over the same period in 2003.  This decrease in operating expense is a direct result of management diligently working to cut expenses and run the company as efficiently as possible.   Salaries and related payroll taxes were reduced by $2,229 when compared to the same expenses for 2003.  Our insurance expense decreased by $127 when compared to the fiscal year 2003.  Our rent decreased by $90 when compared to 2003.  Our telephone, utilities, office, and other miscellaneous expenses, together account for a decrease of $4,291 when compared to the same period ending March 31, 2003.  Professional fees decreased by $5,517 over 2003.  These are fees we pay to accountants and attorneys and other professionals throughout the year for various task.    Our expenses for outside services increased by $2,094 over 2003, this increase is due to using temporary personnel services.   Our vehicle expense increased by $995 in 2004, this increase was due to some major repairs to our one older vehicle.

GOING CONCERN QUALIFICATION

In his Independent Auditor’s Report for the fiscal year ending December 31, 2003, CE Forse & Co. Ltd. states that we have incurred annual losses since inception raising substantial doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Our primary sources of liquidity have been cash from operations and borrowing from various credit facilities.   As of March 31, 2004, we have a note payable to Key Bank in the amount of $79,362.  In addition we increased our lines of credit by $64,000, bringing our liability to $508,500 for the period ending March 31, 2004.

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

USIP.Com, Inc.

(Registrant)

Dated:	May 11, 2004	/s/ CRAIG BURTON
Craig Burton
President

Dated:	May 11, 2004	/s/ KATHY CHRISTOPHER
Kathy Christopher
Controller