Form 10QSB
period 2004-06-30
USIP COM INC
filed 2004-08-13
CIK 1119721

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,804,388 shares of Common Stock, $.01 par value, were outstanding as of June 30, 2004.

Transitional Small Business Disclosure Forms (check one):

Yes ☐	No ☒

USIP.COM, INC.
INDEX TO FORM 10-QSB
JUNE 30, 2004

PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

USIP.COM, INC

CONSOLIDATED BALANCE SHEET

	Unaudited	Audited
	June 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS
Cash	$10,649	6,121
Commissions and Sales Receivable, Net	56,791	109,639
Inventory	20,289	20,289
Prepaid Expenses	4,802	4,989

TOTAL CURRENT ASSETS	92,531	141,038

FIXED ASSETS
Telephone and Office Equipment	1,876,205	1,882,353
Vehicle	76,367	76,367
	1,952,572	1,958,720
Less: Accumulated Depreciation	(1,453,949)	(1,358,594)

Net Fixed Assets	498,623	600,126

TOTAL ASSETS	$591,154	$741,164

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$171,114	175,060
Line of Credit	619,499	508,356
Accrued Payroll and Payroll Taxes	5,442	5,706
Accrued State Gross Receipts Taxes	1,859	7,049
Other Accrued Expenses	3,578	2,960
Current Portion of Long-Term Debt	36,301	27,592

TOTAL CURRENT LIABILITIES	837,793	726,723

LONG-TERM LIABILITIES
Long-Term Debt, Less Current Portion	86,621	110,587
TOTAL LIABILITIES	924,414	837,310
STOCKHOLDERS’ EQUITY
Common Stock, $.01 par value 25,000,000 Shares authorized, 17,804,388 shares issued and outstanding	178,044	178,044

Additional Paid In Capital	1,462,558	1,462,558

Retained Earnings	(1,973,862)	(1,736,748)

TOTAL STOCKHOLDERS’ EQUITY	(333,260)	(96,146)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$591,154	$741,164

See Accountant’s Report and Notes To Financial Statement

USIP.COM, INC
CONSOLIDATED STATEMENT OF INCOME (LOSS)
Unaudited

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2004	June 30, 2003	June 30, 2004
SALES
Commissions	$7,408	$6,029	$14,246	$10,788
Coin Collections	44,755	33,515	97,813	67,790
Dial Around	74,343	56,157	122,590	64,871
Phone Card Sales	2,015	1,115	6,382	1,555
Equipment Sales	7,452	2,338	7,686	6,148
Service and Repair Sales	32,083	29,058	61,444	56,479
Total Sales	168,056	128,212	310,161	207,631

COST OF SALES
Telecommunications Costs	60,637	53,230	121,336	100,577
Commissions	—	1,137	265	2,194
Repairs and Service Supplies	10,235	4,031	13,744	6,752
Other Direct Expenses - Travel	2,775	3,255	5,633	6,166
Depreciation	53,668	49,233	107,337	98,465
Subcontractors	1,926	1,927	3,226	3,948
Total Cost of Sales	129,241	112,813	251,541	218,102

GROSS PROFIT	38,815	15,399	58,620	(10,471)

OPERATING EXPENSES
Officers’ Salaries	16,770	16,770	33,282	33,540
Salaries and Wages	32,633	24,337	63,675	53,426
Payroll Taxes	3,317	2,881	9,239	8,270
Insurance	6,867	5,847	21,583	20,437
Office Supplies	2,227	4,355	5,305	7,551
Telephone	3,748	3,510	7,759	7,067
Utilities	2,020	1,441	5,463	2,653
Vehicle Expenses	(2,082)	193	(1,182)	2,088
Rent	15,386	15,771	30,715	31,353
Professional Fees	11,110	17,142	37,134	37,559
Travel & Entertainment	238	16	2,213	16
Outside Services	1,302	1,269	3,177	5,239
Total Operating Expenses	93,536	93,532	218,363	209,199

OPERATING INCOME (LOSS)	(54,721)	(78,133)	(159,743)	(219,670)

OTHER INCOME (EXPENSE)
Interest Expense	(12,053)	(12,703)	(23,692)	(25,195)
Gain/Loss Sale Of Fixed Assets	4,758	254	5,628	454
NY State Gross Receipts Tax	(1,600)	4,541	(2,088)	5,090
Interest Income	—
Total Other Income	(8,895)	(7,908)	(20,152)	(19,651)

NET INCOME (LOSS)	$(63,616)	$(86,041)	$(179,895)	$(239,321)

Weighted Common Shares Outstanding	17,699,388	17,804,388	17,699,388	17,804,388

Net Loss per Common Share	$—	$—	$—	$—

See Accountant’s Report and Notes To Financial Statement

USIP.COM, INC

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months June 30, 2004	Six Months June 30, 2003
	Unaudited	Unaudited
Cash Flows From Operating Activities:
Net (Loss)	$(239,321)	$(179,895)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Depreciation Expense	98,465	107,337
Gain on Sale of Equipment	(454)	(5,628)
(Increase) Decrease in Commissions and Sales Receivables	52,848	(7,222)
(Increase) in Inventory	—	—
(Increase) Decrease in Prepaid Expenses	187	(947)
Increase (Decrease) in Accounts Payable	(3,946)	36,089
Increase (Decrease) in Accrued Expenses and Wages	21,048	16,211
Increase (Decrease) in Accrued State Gross Receipts Taxes	(5,190)	(5,771)

Net cash provided (used) by operating activities	(76,363)	(39,826)

Cash Flows From Investing Activities:
Acquisition of Equipment	—	(1,090.00)
Sale of Equipment	6,148	13,153.00

Net cash provided (used) by investing activities	6,148	12,063

Cash Flows From Financing Activities:
Proceeds Received from Line of Credit	90,000	34,200
Principal Payments on Long-term Debt	(15,257)	(10,337)
Proceeds from Issuance of Stock

Net cash provided (used) by financing activities	74,743	23,863

Net Increase (Decrease) in cash	4,528	(3,900)

Cash - Beginning of Period, December 31 2003 & 2002	6,121	7,021

Cash - End of Period	$10,649	$3,121

Supplemental Disclosures of Cash Flow Information:
Cash Paid During Period The Period For:
Interest	$4,052	$5,229

See Accountant’s Report and Notes To Financial Statement

USIP.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(unaudited)

NOTE 1.                                                   SUMMARY INFORMATION

The accompanying unaudited consolidated financial statements include the accounts of USIP.Com, Inc., and our two wholly owned subsidiaries: Datone, Inc., NB Payphones Ltd.  All significant inter-company amounts have been eliminated.  Our unaudited consolidated financial statements presented herein, should be read in conjunction with the audited consolidated financial statements of our company contained in the Company’s form 10K for the year ended December 31, 2003.

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

NOTE 2.                                                   COMPANY INFORMATION

On January 16, 2002 we formed a 100% wholly owned subsidiary corporation, The Platinum Funding Corporation.  This company was formed to enter the mortgage brokering business.  As of June 30, 2004, there has been no activity within this corporation.

NOTE 3.                                                   LINE OF CREDIT

For additional capital requirements, the company has increased the borrowings on its lines of credit by $26,000, increasing our liability to about $534,500.

NOTE 4.                                                   NOTES PAYABLE

On June 4, 2003, our line of credit with Key Bank was converted to a fixed note payable at 7.5%, payable over a five-year period.   As of June 30, 2004 the outstanding amount on this note was $78,057.

NOTE 5.                                                   GOING CONCERN CONSIDERATIONS

The company has incurred annual operating losses since inception.  The company has had to continue to raise its line of credit borrowings just to meet current obligations as they come due.  This raises doubt as to the companies future operations.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The Company’s revenues from payphone operation are affected by seasonal variations, geographic distribution of payphones and type of location.  Because the Company operates in the northeastern part of the country with many of the payphones located outdoor, weather patterns affect our revenue streams.  Revenues drop off significantly during winter and conversely show an increase in the spring and summer.  Revenues are generally lowest in the first quarter and highest in the third quarter.

As of June 30, 2004, we owned and operated a network of approximately 548 payphones.  Our installed payphone base generates revenue from three principle sources:  coin-calls and non-coin calls, sales and service of payphones and pre-paid phone cards.

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

Costs Related to our operation.

The principle costs related to the ongoing operation of the Company’s payphones include telephone charges, commissions, service, maintenance and network costs.  Telephone charges consist of payments made by the Company to LEC or competitive local exchange carriers and long distance carrier for access to and use of their telecommunications networks. Commission expense represents payments to owners or operators of the premises at which a payphone is located.  Service, maintenance and network cost represent the cost of servicing and maintaining the payphones on an ongoing basis.

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Revenues

Our total revenue decreased by $39,844 or approximately 23.71%, from $168,056 in the three months ended June 30, 2003 to $128,212 in the three months ended June 30, 2004.  This decrease was primarily attributable to removal of unprofitable phone locations; lower call volumes on our payphones resulting from the growth in wireless communication services.   We reduced our network of payphones from approximately 607 in the three months ending June 30, 2003 to approximately 548 in the three months ending June 30, 2004.

Our commissions decreased by $1,379 or approximately 18.61%, from $7,408 in the three months ended June 30, 2003 to $6,029 in the three months ended June 30, 2004.  This decrease was a result of our reduction in payphones, fewer operator assisted calls, and the increased competition from wireless communications.

Our coin call revenues decreased by $11,240 or approximately 25.12% from $44,755 in the three months ended June 30, 2003 to $33,515 in the year ended June 30, 2004.  The decrease in coin call revenue is primarily attributable to an ongoing strategy to remove unprofitable phones as well as reduced call volumes on our payphones due to increased competition from wireless communication services.

Our non-coin call revenue, which is comprised primarily of dial-around revenue and operator service revenue decreased by $18,186 or approximately 24.46% from $74,343 in the three months ended June 30, 2003 to $56,157 in the three months ended June 30, 2004. This decrease is primarily due to a “Carrier Take Back” by Global Crossing, MCI, AT&T, and WilTel Communications that had significant impact on our fourth quarter dial-around for 2003 and first quarter 2004.  This action is a result of the FCC’s reallocation of responsibility for dial-around compensation to the IXCs.  The Federal Communications Commission’s November 2001 rules regarding compensation of Payphone Service Providers (“Payphone Rules”) provides that:  “the first facilities-based interexchange carrier to which a completed coinless access code or subscribers toll-free payphone call is delivered by the local exchange carrier shall compensate the payphone service provider for the call.”  Such interexchange carrier “may obtain reimbursement from its reseller and debit card customers for compensation amounts paid to payphone service providers for the calls carried on their account and for the cost of tracking compensable call.”

Our service & repair sales decreased by $3,025 when compared to the same period in 2003. This decrease was primarily attributable to removal of unprofitable payphones.  Our equipment sales decreased by $5,114, from $7,452 in the three months ending June 30, 2003 to $2,338 in the three months ending June 30, 2004.  Our phone card revenue decreased by $900 when compared to the same period in 2003.   This decrease is due to increased competition from other phone card vendors along with loss of various site locations when companies go out of business.  The increased competition and decreased site locations forced us to reduce our phone card sites by approximately 42%.

Cost of Sales

Our overall cost of sales decreased for the three months ending June 30, 2004 by $16,428 or approximately 12.71% from the three months ending June 30, 2003.   Telecommunication costs decreased by $7,407, the cost of providing telephone service to 548 payphones in 2004 as compared to 607 payphones in 2003.   Once a low revenue

payphone is identified, we offer the site owner an opportunity to purchase the equipment.  If the site owner does not purchase the payphone, we remove it from the site.  Our installed payphone base generates revenue through coin calls (local and long-distance), non-coin calls (calling card, credit card, collect, and third party billed calls using our pre-selected operator service).

Our commission’s payable increased by $1,137 when compared to the same period in 2003.  This increase is due to the company’s attempt to attract business location for payphone sites by offering a commission to the site owner.  Our contractor’s fee remained consistent with the prior year due to the re-organization of routes to manage them more efficiently.  Depreciation expense decreased $4,435 when compared to the same period in 2003.  This decrease is due to certain assets being fully depreciated and our on going strategy of identifying unprofitable payphones, and selling them to the site owners.  Once a payphone is sold to the site owner it is removed from our assets and depreciation schedules.   We own telephone equipment and motor vehicles, which provide a service for a number of years.  The term of service is commonly referred to as the “useful life” of the asset.  Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired.   A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.

Our cost of sales for repairs, service, travel, and supplies decreased by $5,724 a result of our management team’s ongoing efforts to reduce cost.

Operation and Administrative Expenses

Our operating expenses remained approximately the same over the same period in 2003. Salaries and related payroll taxes were reduced by $8,732 when compared to the same expenses for 2003.  This decrease was due to the elimination of one employee, a clerical assistant.  Our insurance expense decreased by $1,020 when compared to the fiscal year 2003. This decrease is primarily attributable to the decrease in payroll the classification used to compute the majority of our insurance premiums.  Our rent increased by $385 when compared to 2003.    Professional fees increased by $6,032 over 2003.  These are fees we pay to accountants, attorneys and other professionals throughout the year for various task.  Our expenses for outside services decreased by $33 over 2003.   Our telephone, utilities, office, travel and entertainment, and vehicle expenses, together account for an increase of $3,364 when compared to the same period ending June 30, 2003.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Revenues

Our total revenue decreased by $102,530 or approximately 33.1%, from $310,161 in the six months ended June 30, 2003 to $207,631 in the six months ended June 30, 2004.  This decrease was primarily attributable to removal of unprofitable phone locations, lower call volumes on the Company’s payphones resulting from the growth in wireless and other public communication services and changes in call traffic.

Our commissions decreased by $3,458 or approximately 24.26%, from $14,246 in the six months ended June 30, 2003 to $10,788 in the six months ended June 30, 2004.  This decrease was a result of our reduction in payphones, fewer operator assisted calls, and the increased competition from wireless communications.

Our coin call revenues decreased by $30,023 or approximately 30.7%, from $97,813 in six months ended June 30, 2003 to $67,790 in the year ended June 30, 2004.  The decrease in coin call revenue was primarily attributable to an ongoing strategy to remove unprofitable phones as well as call volumes on the Company’s payphones due to increased competition from wireless and other public communication services.

Our non-coin call revenue, which is comprised primarily of dial-around revenue and operator service revenue decreased $57,719 or approximately 47.1% from $122,590 in the six months ended June 30, 2003 to $64,871 in the six months ended June 30, 2004.  This decrease is primarily due to a “Carrier Take Back” by Global Crossing, MCI, AT&T, and WilTel Communications that had significant impact on our fourth quarter dial-around for 2003 and the first quarter of 2004.

Our service & repair sales decreased by $4,965, when compared to the same period in 2003.   Equipment sales decreased by $1,538, from $7,686 in the six months ending June, 2003 to $6,148 in the six months ending June 30, 2004.  Our phone card revenue decreased by $4,827 when compared to the same period in 2003.   This decrease is due to increased competition from other phone card vendors along with loss of various site locations when companies go out of business.

Cost of Sales

Our overall cost of sales decreased for the six months ending June 30, 2004 by $33,439 or approximately 13.3% from the six months ending June 30, 2003.   Telecommunication costs decreased by $20,759 the cost of providing telephone service to 548 payphones 2004 as compared to 607 payphones in 2003.   Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment.  If the site owner does not purchase the payphone, we remove it from the site.  Our installed payphone base generates revenue through coin calls (local and long-distance), non-coin calls (calling card, credit card, collect, and third party billed calls using our pre-selected operator service).

Our commission’s payable increased by $1,929. This increase is due to the company’s attempt to attract business location for payphone sites by offering commission to the site owner.   Our contractor’s fees increased by $722, from $3,226 in the six months ended June 30, 2003 to $3,948 in the six months ended June 30, 2004.  Depreciation expense decreased $8,872 when compare to the same period in 2003.  This decrease is due to certain assets being fully depreciated and our on going strategy of identifying unprofitable payphones and selling them to the site owners.  The Company owns telephone equipment and motor vehicles, which provide a service for a number of years.  The term of service is commonly referred to as the “useful life” of the asset.  Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired.   A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.

Our cost of sales for repairs, service, and travel decreased by $6,459 a result of the management team’s ongoing efforts to reduce cost.

Operation and Administrative Expenses

Our operating expenses decreased by $9,164 or approximately 4.2% over the same period in 2003.   Salaries and related payroll taxes were reduced by $10,960 when compared to the same expenses for 2003.  This decrease is due to the elimination of one employee, one clerical assistant.   Insurance expense decreased by $1,146 when compared to the fiscal year 2003.  Rent increased by $638 when compared to 2003.   Professional fees increased by $425 over 2003.  These are fees the Company pays to accountants, attorneys and other professionals throughout the year for various task.  Our expenses for outside services increased by $2,062 over 2003, this increase was due to using a temporary personnel service.  Our telephone, utilities, office, travel & entertainment and vehicle expenses, together account for a decreased of $183 when compared to the same period ending June 30, 2003, a result of our management team’s ongoing efforts to reduce cost.

PROPOSED ACQUISITION

On May 24, 2004, USIP announced that its Board of Directors unanimously approved an Agreement and Plan of Merger with Cornerstone Services Group, Inc. (“Cornerstone”), a privately held Houston, TX. based company. Cornerstone acquires and provides infrastructure to companies relating to the care of the Senior or Aged population.

Under the terms of the agreement, Cornerstone and USIP will merge, with USIP as the surviving corporation.  Immediately upon the consummation of the merger, the name of the surviving corporation will be changed to Cornerstone Services Group, Inc.  In the merger, the shareholders of Cornerstone will receive a number of shares of USIP common stock representing approximately 75% of the shares of USIP common stock that will be outstanding, on a fully diluted basis, following the merger. The transaction is subject to USIP and Cornerstone shareholder approval and other customary closing conditions.

The Securities and Exchange Commission maintains an Internet site at http://www.sec.gov where the public can review a copy of our reports including the May 24, 2004 form 8-K which details the merger agreement between USIP and Cornerstone and a copy of the press release.

GOING CONCERN QUALIFICATION

In his Independent Auditor’s Report for the fiscal year ending December 31, 2003, CE Forse & Co. Ltd. states that we have incurred annual losses since inception raising substantial doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Our primary sources of liquidity have been cash from operations and borrowing from various credit facilities.   As of June 30, 2004, we have a note payable to Key Bank in the amount of $78,057. In addition, we have increased our lines of credit by $26,000, bringing our liability to $534,500.

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

(b)                                 Reports on Form 8K

Form 8-K dated May 24, 2004 was filed pursuant to Item 5 (Other Events).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USIP.Com, Inc.

(Registrant)

Dated: August 9, 2004	/s/ CRAIG BURTON
Craig Burton
President

Dated: August 9, 2004	/s/ KATHY CHRISTOPHER
Kathy Christopher
Controller