Form 10QSB
period 2004-09-30
USIP COM INC
filed 2004-11-15
CIK 1119721

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

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

Yes   ☒                                               No   ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,804,388 shares of Common Stock, $.01 par value, were outstanding as of September 30, 2004.

Transitional Small Business Disclosure Forms (check one):

Yes   ☐                                               No   ☒

USIP.COM, INC.

INDEX TO FORM 10-QSB

SEPTEMBER 30, 2004

PART I  FINANCIAL INFORMATION

PART I.     FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

USIP.COM, INC

CONSOLIDATED BALANCE SHEET

	Unaudited September 30, 2004	Audited December 31, 2003

ASSETS
CURRENT ASSETS
Cash	$5,933	6,121
Commissions and Sales Receivable, Net	63,935	109,639
Inventory	20,289	20,289
Prepaid Expenses	1,630	4,989

TOTAL CURRENT ASSETS	91,787	141,038

FIXED ASSETS
Telephone and Office Equipment	1,873,131	1,882,353
Vehicle	76,367	76,367
	1,949,498	1,958,720
Less: Accumulated Depreciation	(1,501,516)	(1,358,594)

Net Fixed Assets	447,982	600,126

TOTAL ASSETS	$539,769	$741,164

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$215,733	175,060
Line of Credit	534,500	508,356
Accrued Payroll and Payroll Taxes	2,738	5,706
Accrued State Gross Receipts Taxes	1,953	7,049
Other Accrued Expenses	100,963	2,960
Current Portion of Long-Term Debt	22,475	27,592

TOTAL CURRENT LIABILITIES	878,362	726,723

LONG-TERM LIABILITIES
Long-Term Debt, Less Current Portion	95,814	110,587
TOTAL LIABILITIES	974,176	837,310
STOCKHOLDERS’ EQUITY
Common Stock, $.01 par value 25,000,000 shares authorized 17,804,388 shares issued and outstanding	178,044	178,044

Additional Paid In Capital	1,462,558	1,462,558

Retained Earnings	(2,075,009)	(1,736,748)

TOTAL STOCKHOLDERS’ EQUITY	(434,407)	(96,146)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$539,769	$741,164

See Accountant’s Report and Notes To Financial Statement

USIP.COM, INC

CONSOLIDATED STATEMENT OF INCOME (LOSS)

Unaudited

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004
SALES
Commissions	$11,447	$9,534	$25,693	$20,322
Coin Collections	46,065	32,463	143,878	100,253
Dial Around	141,970	30,977	264,559	95,848
Phone Card Sales	1,020	240	7,402	1,795
Equipment Sales	1,340	1,408	9,027	7,556
Atm Revenue	—	—	—	—
Service and Repair Sales	32,620	31,042	94,064	87,520
Total Sales	234,462	105,664	544,623	313,294

COST OF SALES
Telecommunications Costs	62,958	51,364	184,295	151,941
Commissions	1,343	896	1,608	3,090
Repairs and Service Supplies	4,951	2,569	18,695	9,321
Other Direct Expenses - Travel	2,826	3,401	8,459	9,567
Depreciation	53,668	49,233	161,005	147,697
Subcontractors	1,612	1,590	4,837	5,538
Supplies	—	—		—
Total Cost of Sales	127,358	109,053	378,899	327,154

GROSS PROFIT	107,104	(3,389)	165,724	(13,860)

OPERATING EXPENSES
Officers’ Salaries	17,028	17,028	50,310	50,568
Salaries and Wages	28,145	24,931	91,820	78,356
Payroll Taxes	3,650	2,993	12,889	11,263
Insurance	8,786	5,475	30,369	25,912
Office Supplies	3,040	397	8,053	7,948
Telephone	4,003	3,941	11,762	11,008
Utilities	1,623	1,312	7,086	3,966
Vehicle Expenses	890	659	—	2,746
Rent	15,329	15,747	46,045	47,100
Professional Fees	6,358	8,060	43,492	45,620
Travel & Entertainment	301	762	2,514	778
Outside Services	1,657	1,448	4,834	6,686
Total Operating Expenses	90,810	82,753	309,174	291,951

OPERATING INCOME (LOSS)	16,294	(86,142)	(143,450)	(305,811)

OTHER INCOME (EXPENSE)
Interest Expense	(12,628)	(14,949)	(36,319)	(40,144)
NY State Gross Receipts Tax	(1,600)	(94)	(3,688)	4,996
Gain on Sale of Assets	600	—	6,228	—
Interest Income		38		492
Total Other Income	(13,628)	(15,005)	(33,779)	(34,656)

NET INCOME (LOSS)	$2,666	$(101,147)	$(177,229)	$(340,467)

Weighted Common Shares Outstanding	17,699,388	17,804,388	17,699,388	17,804,388

Net Income (Loss) per Common Share	$—	$—	$—	$—
	x	x	x	x

See Accountant’s Report and Notes To Financial Statement

USIP.COM, INC

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months September 30, 2003	Nine Months September 30, 2004
	Unaudited	Unaudited
Cash Flows From Operating Activities:
Net (Loss)	$(177,229)	$(340,467)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Depreciation Expense	161,005	147,697
(Increase) Decrease in Commissions and Sales Receivables	(81,612)	45,704
(Increase) in Inventory	—	—
(Increase) Decrease in Prepaid Expenses	(666)	3,359
Increase in Accounts Payable	47,843	40,673
Increase (Decrease) in Accrued Expenses and Wages	29,527	28,612
Increase (Decrease) in Accrued State Gross Receipts Taxes	(4,171)	(5,096)

Net cash provided (used) by operating activities	(25,303)	(79,518)

Cash Flows From Investing Activities:
Acquisition of Equipment	(1,090)	—
Sale of Equipment	16,227	9,222

Net cash provided (used) by investing activities	15,137	9,222

Cash Flows From Financing Activities:
Proceeds Received from Line of Credit	34,200	90,000
Principal Payments on Long-term Debt	(24,087)	(19,892)
Proceeds from Issuance on Notes Payable	—	—
Proceeds from Issuance of Stock	—	—

Net cash provided (used) by financing activities	10,113	70,108

Net Increase (Decrease) in cash	(53)	(188)

Cash - Beginning of Period	7,021	6,121

Cash - End of Period	$6,968	$5,933

Supplemental Disclosures of Cash Flow Information:
Cash Paid During Period The Period For:
Interest	$7,407	$7,214
Income Taxes	$7,960	$—

See Accountant’s Report and Notes To Financial Statement

USIP.COM, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(unaudited)

NOTE 1.                SUMMARY INFORMATION

The accompanying unaudited consolidated financial statements include the accounts of USIP.Com, Inc., and our two wholly owned subsidiaries: Datone, Inc. and NB Payphones Ltd.  All significant inter-company amounts have been eliminated.  Our unaudited consolidated financial statements presented herein, should be read in conjunction with the audited consolidated financial statements of our company contained in the Company’s form 10K for the year ended December 31, 2003.

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

NOTE 2.                COMPANY INFORMATION

On January 16, 2002 we formed a 100% wholly owned subsidiary corporation, The Platinum Funding Corporation.  This company was formed to enter the mortgage brokering business.  As of September 30, 2004, there has been no activity within this corporation.

NOTE 3.                LINE OF CREDIT

For additional capital requirements, the company has various lines of credit to draw on, as of September 30, 2004 the company has drawn on these lines of credit in the amount of $534,500.

NOTE 4.                NOTES PAYABLE

On June 4, 2003, our line of credit with Key Bank was converted to a fixed note payable at 7.5%, payable over a five-year period.   As of September 30, 2004, the outstanding amount on this note was $75,408.

NOTE 5.                GOING CONCERN CONSIDERATIONS

The company has incurred annual operating losses since inception.  The company has had to continue to raise its line of credit borrowings just to meet current obligations as they come due.  This raises doubt as to the company’s future operations.

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

As of September 30, 2004, we owned and operated a network of approximately 548 payphones.  Our installed payphone base generates revenue from three principle sources:  coin-calls and non-coin calls, sales and service of payphones and pre-paid phone cards.

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

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Revenues

Our total revenue decreased by $128,798 or approximately 54.94%, from $234,462 in the three months ended September 30, 2003 to $105,664 in the three months ended September 30, 2004.  This decrease was primarily attributable to receiving a one-time settlement of approximately $83,000, for the quarter ending September 30, 2003, resulting from the Federal Communications Commission (FCC) Order on the Compensation True-up.

Our commissions decreased by $1,913 or approximately 16.7%, from $11,447 in the three months ended September 30, 2003 to $9,534 in the three months ended September 30, 2004.  This decrease was a result of our reduction in payphones, fewer operator assisted calls, and the increased competition from wireless communications.

Our coin call revenues decreased by $13,602 or approximately 29.54% from $46,065 in three months ended September 30, 2003 to $32,463 in the three months ended September 30, 2004.  The decrease in coin call revenue was primarily attributable to a reduction from 581 payphones in 2003 to 548 payphones in 2004 as well as reduced call volumes on our payphones due to increased competition from wireless communication services.

Our non-coin call revenue, which is comprised primarily of dial-around revenue and operator service revenue decreased by $110,993 or approximately 78.18% from $141,970 in the three months ended September 30, 2003 to $30,977 in the three months ended September 30, 2004.  Approximately $83,000 of this decrease is attributable to a one-time settlement by the FCC’s Order on the Compensation True-up received in the third quarter 2003.  The remaining decease of approximately $27,993 is due impart to the reduction in payphones, reduced call volumes and the increased competition from wireless communication services.

Our service & repair sales decreased by $1,578 when compared to the same period in 2003.  Our equipment sales increased by $68, from $1,340 in the three months ending September 30, 2003 to $1,408 in the three months ending September 30, 2004.   Our phone card sales decreased by $780 when compared to the same period in 2003.  This decrease is due to increased competition from other phone card vendors along with loss of various site locations.

Cost of Sales

Our overall cost of sales decreased for the three months ending September 30, 2004 by $18,305 or approximately 14.37% from the three months ending September 30, 2003.   Telecommunication costs decreased by $11,594, the cost of providing telephone service to 548 payphones in 2004 as compared to 581 payphones in 2003.   Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment.  If the site owner does not purchase the payphone, we remove it from the site.

Our subcontractors’ fees decreased by $22, this decrease is due to the elimination of contractors and the re-organization of routes to manage them more efficiently.  Our commission payable decreased by $447 when compared to 2003.  These are commissions paid to the site owners where our payphones and phone card machines are located.  Depreciation expense decreased $4,435 when compared to the same period in 2003.  This decrease is due to certain assets being fully depreciated and our on going strategy of identifying unprofitable payphones, and selling them to the site owners.  Once a payphone is sold to the site owner it is removed from our assets and depreciation schedules.   We own telephone equipment and motor vehicles, which provide a service for a number of years.  The term of service is commonly referred to as the “useful life” of the asset.  Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired.   A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.  Our cost of sales for repairs, service, travel, and supplies decreased by $1,807 a result of using employees instead of independent contractors to service routes.

Operation and Administrative Expenses

Our operating expenses decreased by $8,057 or approximately 8.9% over the same period in 2003.  This decrease in operating expense is a direct result of management diligently working to cut expenses and run the company as efficient as possible.   Salaries and related payroll taxes were reduced by $3,871 when compared to the same expenses for 2003.  Our insurance expense decreased by $3,311 when compared to the fiscal year 2003. This decrease is primarily attributable to the decrease in payroll. Our rent increased by $418 when compared to 2003.   Professional fees increased by $1,702 over 2003.  These are fees we pay to accountants, attorneys and other professionals throughout the year for various task.  Our expenses for outside services decreased by $209 over 2003.   Our telephone, utilities, office, vehicle and travel & entertainment expenses, together account for a decrease of $2,786 when compared to the same period ending September 30, 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Revenues

Our total revenue decreased by $231,329 or approximately 42.48%, from $544,623 in the nine months ended September 30, 2003 to $313,294 in the nine months ended September 30, 2004.  This decrease was primarily attributable to receiving for the third quarter of 2003 a one-time settlement of approximately $83,000 from the Federal Communications Commission (FCC) Order on the Compensation True-up.   In addition to the one-time settlement received in 2003, this decrease was attributable to removal of unprofitable phone locations, lower call volumes on the Company’s payphones resulting from the growth in wireless and other public communication services.

Our commissions decreased by $5,371 or approximately 20.9%, from $25,693 in the nine months ended September 30, 2003 to $20,322 in the nine months ended September 30, 2004.  This decrease was a result of our reduction in payphones, fewer operator assisted calls, and the increased competition from wireless communications.

Our coin call revenues decreased by $43,625 or approximately 30.32%, from $143,878 in nine months ended September 30, 2003 to $100,253 in the nine months ended September 30, 2004.  The decrease in coin call revenue was primarily attributable to an ongoing strategy to remove unprofitable phones as well as a reduction in call volumes on the Company’s payphones due to increased competition from wireless and other public communication services.

Our non-coin call revenue, which is comprised primarily of dial-around revenue and operator service revenue, decreased by $168,711 or approximately 63.77% from $264,559 in the nine months ended September 30, 2003 to $95,848 in the nine months ended September 30, 2004. Approximately $83,000 of this decrease is attributable to a one-time class action settlement for under payment of past dial-around commissions against the long distance carriers received for the quarter ending September 30, 2003.  The remaining decease of approximately $85,711 is due impart to a “Carrier Take Back” by Global Crossing, MCI, AT&T and WilTel Communications that had significant impact on our first quarter dial-around for 2004 and the reduction in payphones, reduced call volumes and the increased competition from wireless communication services.

Our service & repair sales decreased by $6,544 when compared to the same period in 2003.   Equipment sales decreased by $1,471, from $9,027 in the nine months ending September 30, 2003 to $7,556 in the nine months ending September 30, 2004.  Our phone card sales decreased by $5,607 when compared to the same period in 2003.  This decrease is due to increased competition from other phone card vendors along with loss of various site locations when companies go out of business.  The increased competition and decreased site location forced us to reduce our phone card sites by approximately 70%.

Cost of Sales

Our overall cost of sales decreased for the nine months ending September 30, 2004 by $51,745 or approximately 13.66% from the nine months ending September 30, 2003.   Telecommunication costs decreased by $32,354, the cost of providing telephone service to 548 payphones 2004 as compared to 581 payphones in 2003.   Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment.  If the site owner does not purchase the payphone, we remove it from the site.

Our commission’s payable increased by $1,482 when compared to the same period in 2003.  This increase is due to the company’s attempt to attract business locations for payphone sites by offering commission to the site owner.  Our contractor’s fee increased by $701, from $4,837 in the nine months ended September 30, 2003 to $5,538 in the nine months ended September 30, 2004.  Depreciation expense decreased $13,308 when compared to the same period in 2003.  This decrease is due to certain assets being fully depreciated and our on going strategy of identifying unprofitable payphones and selling them to the site owners.  The Company owns telephone equipment and motor vehicles, which provide a service for a number of years.  The term of service is commonly referred to as the “useful life” of the asset.  Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired.   A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.  Our cost of sales for repairs, service, travel, and supplies decreased by $8,266 a result of the management team’s ongoing efforts to reduce cost.

Operation and Administrative Expenses

Our operating expenses decreased by $17,223 or approximately 5.57% over the same period in 2003.   Salaries and related payroll taxes were reduced by $14,832 when compared to the same expenses for 2003.  This decrease is due to the elimination of a clerical position.  Insurance expense decreased by $4,457 when compared to the fiscal year 2003.  Rent increased by $1,055 when compared to 2003.   Professional fees increased by $2,128 over 2003.  These are fees the Company pays to accountants, attorneys and other professionals throughout the year for various task. Our expenses for outside services increased by $1,852 over 2003.  Our telephone, utilities, office, vehicle and travel & entertainment expenses, together account for a decrease of $2,969 when compared to the same period ending September 30, 2003.   This decrease is primarily attributable to management diligently working to cut expenses.

PROPOSED MERGER

On May 24, 2004, USIP announced that its Board of Directors unanimously approved an Agreement and Plan of Merger with Cornerstone Services Group, Inc. (“Cornerstone”), a privately held Houston, TX. based company. Cornerstone acquires and provides infrastructure and pharmaceutical services to companies relating to the care of the Senior or Aged population.

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

This transaction is subject to USIP shareholder approval and other customary closing conditions. The shareholders will be voting on the proposed acquisition and other related matters pertaining to the merger at the upcoming shareholders meeting. Further information on the merger may be found in the preliminary proxy statement that was filed with the SEC on November 5, 2004. The Securities and Exchange Commission maintains an Internet site at http://www.sec.gov where the public can review a copy of our reports.

GOING CONCERN QUALIFICATION

In his Independent Auditor’s Report for the fiscal year ending December 31, 2003, CE Forse & Co. Ltd. states that we have incurred annual losses since inception raising substantial doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Our primary sources of liquidity have been cash from operations and borrowing from various credit facilities.   As of September 30, 2004, we have a note payable to Key Bank in the amount of $75,408.  In addition, we have various lines of credit, as of September 30, 2004; we have drawn on these lines in the amount of $534,500.

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

USIP.Com, Inc.

(Registrant)

Dated:	November 11, 2004	/s/ CRAIG BURTON
Craig Burton
President

Dated:	November 11, 2004	/s/ KATHY CHRISTOPHER
Kathy Christopher
Controller