Form 10KSB/A
period 2003-12-31
USIP COM INC
filed 2005-01-21
CIK 1119721

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

2

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

ITEM 7.   FINANCIAL STATEMENTS

USIP.COM, INC.

CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

INDEPENDENT AUDITORS’ REPORT

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders

USIP.COM, Inc.

We have audited the accompanying consolidated balance sheet of USIP.COM, Inc. as of December 31, 2003 and the related consolidated statement of income, stockholders equity, and cash flows for the year then ended.  These financial statements are the responsibility of the USIP.COM, Inc. management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements of USIP.Com, Inc. As of December 31, 2002, were audited by other auditors whose report dated February 21, 2003, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the financial position of USIP.COM, Inc as of December 31, 2003, and the results of its operations, stockholders’ equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Respectfully submitted,

Certified Public Accountants

Salt Lake City, Utah

January 4, 2005

USIP.COM, INC

CONSOLIDATED BALANCE SHEET

December 31

	2003	2002
ASSETS
CURRENT ASSETS
Cash	$ 6,121	$ 7,021
Commissions and Sales Receivable, Net	109,639	125,276
Inventory	20,289	50,782
Prepaid Expenses	4,989	3,932
TOTAL CURRENT ASSETS	141,038	187,011
FIXED ASSETS
Telephone and Office Equipment	1,882,353	1,899,122
Vehicle	76,367	76,367
	1,958,720	1,975,489
Less: Accumulated Depreciation	(1,358,594)	(1,151,240)

Net Fixed Assets	600,126	824,249

TOTAL ASSETS	$ 741,164	$ 1,011,260

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$ 175,060	$ 201,812
Line of Credit	508,356	501,852
Accrued Payroll and Payroll Taxes	5,706	5,896
Accrued State Gross Receipts Taxes	7,049	9,621
Other Accrued Expenses	2,960	28,663
Current Portion of Long-Term Debt	-	18,253

TOTAL CURRENT LIABILITIES	699,131	766,097

Long-Term Liabilities
Notes Payable	138,179	72,302
Less Current Portion	0	18,253

TOTAL LONG-TERM LIABILITIES	138,179	54,049

TOTAL LIABILITIES	837,310	820,146

STOCKHOLDERS' EQUITY
Common Stock, $.01 par value 25,000,000	178,044	176,994
Shares authorized, 17,804,388 shares
issued and outstanding

Additional Paid In Capital	1,462,558	1,442,608

Retained Earnings	(1,736,748)	(1,428,488)

TOTAL STOCKHOLDERS' EQUITY	(96,146)	191,114

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 741,164	$ 1,011,260

See Accountant’s Report and Notes To Financial Statement

USIP.COM, INC.

CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

FOR THE YEARS ENDED DECEMBER 31

	2003	2002
SALES
Commissions	$ 33,867	$ 84,923
Coin Collections	184,956	326,697
Dial Around	309,498	187,017
Equipment Sales	6,620	9,256
Phone Card Sales	8,597	36,070
ATM Revenue	-	8,160
Service and Repair Sales	126,843	121,324
Total Sales	670,381	773,447

COST OF SALES
Telecommunications Costs	217,762	384,957
Commissions	2,741	4,136
Contractor Fees	9,568	48,242
Repairs and Service Supplies	45,001	33,548
Depreciation	214,674	289,600
Phone Cards and Phone Costs	8,344	14,529
Travel	11,221	9,682
Total Cost of Sales	509,311	784,694

GROSS PROFIT	161,070	(11,247)

OPERATING EXPENSES
Salaries and Wages	184,088	220,681
Payroll Taxes	16,112	20,894
Insurance	44,664	57,656
Telephone	13,564	23,307
Outside Services	20,231	14,040
Utilities	8,277	8,305
Vehicle Expenses	2,767	16,699
Rent	61,318	62,656
Professional Fees	55,466	79,922
Travel and Entertainment	2,718	4,763
Office Expense	9,521	13,952
Total Operating Expenses	418,726	522,875

OPERATING INCOME (L0SS)	(257,656)	(534,122)

OTHER INCOME (EXPENSE)
Interest Income	-	53
Gain on Sale of Equipment	6,871	2,293
Loss on Equipment Obsolescence	-	(292,666)
Prov For State Tax	(8,187)	(10,511)
Interest Expense	(49,288)	(37,225)
Total Other Income	(50,604)	(338,056)

NET INCOME (LOSS)	(308,260)	(872,178)

RETAINED EARNINGS - BEGINNING	(1,428,488)	(556,310)

RETAINED EARNINGS - ENDING	$ (1,736,748)	$ (1,428,488)

Weighted Common Shares Outstanding	17,804,388	17,699,388

Net Loss per Common Share	$ (0.02)	$ (0.05)

See Accountant’s Report and Notes To Financial Statement

USIP.COM, INC

CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2002 and 2003

				Additional		Total
		Common Stock		Paid-in	Retained	Stockholder's
	Shares		Amount	Capital	Earnings	Equity

Balance as of January 1,	17,619,388		$ 176,194	$ 1,382,358	$ (556,310)	$ 1,002,242
2002

Issuance of Common Stock	20,000		200	15,850		16,050

Issuance of Common Stock	60,000		600	44,400		45,000

Net Loss - 2002					(872,178)	(872,178)

Balance as of December 31,	17,699,388		$ 176,994	$ 1,442,608	$ (1,428,488)	$ 191,114
2002

Balance as of January 1,	17,699,388		176,994	1,442,608	(1,428,488)	191,114
2003

Issuance of Common Stock	80,000		800	15,200		16,000

Issuance of Common Stock	25,000		250	4,750		5,000

Net Loss-2003					(308,260)	(308,260)

Balance as of December 31, 2003	17,804,388		178,044	$1,462,558	$ (1,736,748)	$ (96,146)

See Accountant’s Report and Notes To Financial Statement

USIP.COM, INC

CONSOLIDATED STATEMENT OF CASH FLOWS

Years Ended December 31,

	2003	2002

Cash Flows From Operating Activities:
Net (Loss)	$ (308,260)	$ (872,178)
Adjustments to reconcile net (loss) to net
cash provided (used) by operating activities:
Depreciation Expense	214,674	289,600
Gain on Sale of Equipment	(6,871)	(2,293)
Loss on Equipment Obsolesence	-	292,666
(Increase) Decrease in Commission Receivables	15,637	19,496
(Increase) Decrease in Inventory	30,493	(4,372)
(Increase) Decrease in Prepaid Insurance	1,057	(1,066)
Increase (Decrease) in Accounts Payable	(26,752)	(92,794)
Increase (Decrease) in Accrued Expenses	12,993	5,788
Increase (Decrease) in Gross Receipts Tax	(2,572)	(3,415)

Net cash (used) by operating activities	(69,601)	(368,568)

Cash Flows From Investing Activities:
Proceeds from Sale of Equipment	16,769	-

Net cash (used) by investing activities	16,769	-

Cash Flows From Financing Activities:
Proceeds received from Line of Credit	82,614	300,300
Proceeds from issuance of Notes Payable	-	54,143
Payments on Notes Payable	(18,682)	(23,279)
Payments on Lines of Credit	(33,000)	(11,400)
Proceeds from issuance of stock	21,000	45,000

Net cash provided by financing activities	51,932	364,764

Net Increase (Decrease) in cash	(900)	(3,804)

Cash - Beginning of Period	7,021	10,825

Cash - End of Period	$ 6,121	$ 7,021

Supplemental Disclosures of Cash Flow Information:
Cash Paid During Period The Period For:
Interest	$ 10,402	$ 25,446
Income Taxes	$ 8,937	$ -

USIP.COM, INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

December 31, 2003

NOTE 1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USIP.COM, Inc. is currently a provider of both privately owned and company owned payphones (COCOT’s) and stations in New York State and Pennsylvania. The Company receives revenues from the collection of the payphone coinage, a portion of usage of service from each payphone and a percentage of long distance calls placed from each payphone from the telecommunications service providers. In addition, the Company also receives revenues from the service and repair of privately owned payphones, sales of payphone units and the sales of prepaid phone cards.

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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated Financial Statements include the accounts of USIP.COM, Inc. and its wholly owned subsidiaries, Datone, Inc. and NB Payphone, Inc. Intercompany transactions and balances have been eliminated in consolidation and combination.

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

REVENUE RECOGNITION

The Company derives its primary revenue from the sources described below, which includes dial around revenues, coin collections, and telephone equipment repairs and sales. Other revenues generated by the company include, phone card sales, and commissions.

Dial around revenues are generated from calls to gain access to a different long distance carrier than is already programmed into the phone. Revenues from dial around calls are recorded based upon estimates until the coin collection revenues are generated when callers deposit coins into the phones to make calls. Coin revenues are recorded in an amount equal to the coins collected.  Revenues on commissions, phone card sales, and telephone equipment repairs and sales are realized when the services are provided.

ADVERTISING

The corporation expenses advertising costs as incurred. Advertising expense amounted to $ -0- and $2,691 for the years ended December 31, 2003 and 2002  respectively.

NOTE 2.

INVENTORY

Inventory is valued at the lower of cost, determined on the first-in, first-out basis (FIFO), or market value. At December 31, inventory consists of the following:

	2003	2002
Calling Cards	$4058	$10,156
Parts and Accessories	16,231	40,626
	$20,289	$50,782

NOTE 3.

COMMISSIONS AND SALES RECEIVABLE

Commissions and Sales Receivable consists of the following at December 31:

	2003	2002

Commissions Receivable	$108,806	$113,030
Sales Receivable	833	12,245
Commissions and Sales Receivable, Net	$109,639	$125,275

NOTE 4.

LINE OF CREDIT

REVOLVING LINE OF CREDIT

The Company has revolving lines of credit, of which $ 508,356 and $501,852 was outstanding at December 31, 2003 and 2002 respectively. Bank advances on the credit line are payable on demand and carry an interest rate of  8%-10%.

NOTE 5.

LONG-TERM DEBT

Long-term debt as of December 31 is as follows:	2003	2004

Note payable, Vehicle, Monthly payments of $462 with interest at 9.25%	$6,401	$11,106

Note payable, Vehicle, Monthly payments of $261 with interest at 12.4%	2,327	4,654

Note payable, Bank, Monthly payments of $1,825 with interest at 7.5%	84,559	-0-

Note payable, vehicles, Monthly payment of $535 w/interest at 8.2%	23,613	28,251

Note payable, vehicles, Monthly payment of $589 w/interest at 8.2%	21,114	26,515

Lease on ATM Machine	165	1,776
	$138,179	$72,302

Aggregate annual maturities required on long-term debt at December 31, 2003  are as follows:

2004	$27,592
2005	36,301
2006	43,700
2007	24,614
2008	5,972
Thereafter	-0-
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

NOTE 8.

INCOME TAXES

As of December 31, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $1,776,400 that may be offset against future taxable income through 2021.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

2003	2002

Net operating losses	$603,981	$399,656
Equipment Obsolescence	(99,506)	(99,506)
Valuations allowance	(404,968)	(300,150)
	$ -	$ -

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

Provision (Benefit) at US Statutory rate	$(104,808)	(296,541)
Equipment Obsolescence	-	-
Increase (Decrease) in Valuation Allowance	104,808	(296,541)
	$ -	$ -

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 9.              FIXED ASSETS

The Company has chosen to write down the carrying value of equipment for about $292,000 during the year ended December 31, 2002 and the corresponding loss was recorded.  This adjustment was due to obsolescence of some the Company’s telephone equipment.

NOTE 10.            GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates the Company as a going concern.  However, the Company has sustained substantial operating losses in recent years, it has increased its line of credit borrowings to $500,000 to meet operating costs, while revenue’s have declined over 13% for the year ended December 31, 2003.  The Company also had one of its credit lines converted to fixed note during 2003.  The company has a current ratio of just .2, and has a deficit in stockholders’ equity.   The Companies ability to continue as a going concern is dependent upon obtaining the additional capital as well as additional revue to be successful in its planned activity.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”.  While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

If the Company were unable to continue as a “going concern”, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

NOTE 11.            SUBSEQUENT EVENTS

On May 24, 2004 The Company entered into an agreement and plan of merger with Cornerstone Services Group, Inc. (“Cornerstone”).  Upon the consummation of the Merger, the owners of cornerstone shall collectively own, on a fully diluted basis, approximately seventy-four and 85\100 percent of the outstanding shares of common stock of the Company.  As of the date of this report this agreement and plan of merger has not been completed.

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
Lilly O. Beter

EXHIBIT 21

SUBSIDIARIES OF THE REGISTRANT

The following companies are subsidiaries of the Registrant:

•

Datone, Inc., a Delaware corporation

•

NB Payphones, Ltd., a Pennsylvania corporation

•

The Platinum Funding Corporation, a New York corporation

Exhibit 31.1

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

Date: March 24, 2004

/s/ Craig Burton
Craig Burton, President

Exhibit 31.2

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

Date: March 24, 2004

/s/ Kathy Christopher
Kathy Christopher, Controller

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of USIP.Com, Inc. (the “Company”) on Form 10-KSB for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Craig Burton, President of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Craig Burton
Craig Burton
President, USIP.Com, Inc.
March 24, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of USIP.Com, Inc. (the “Company”) on Form 10-KSB for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kathy Christopher, Controller of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Kathy Christopher
Kathy Christopher
Controller, USIP.Com, Inc.

March 24, 2004

USIP.Com, Inc. does not have a “Chief Financial Officer,” Kathy Christopher is the principal financial and accounting officer.