Form 10KSB
period 2004-12-31
USIP COM INC
filed 2005-03-31
CIK 1119721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

Mark One)

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                   to
                               ------------------   ---------------------------

                         Commission File Number 0-31193

                                 USIP.COM, INC.
                    -----------------------------------------
           (Name of small business issuer as specified in its charter)

                           UTAH                         16-1583162
              ------------------------------        --------------------
             (State or other jurisdiction of         (I.R.S. Employer
             incorporation or organization)          Identification No.)

                                7325 OSWEGO ROAD
                            LIVERPOOL, NEW YORK 13090
                    (Address of principal executive offices)

                                 (315) 451-7515
                           (Issuer's telephone number)
                     ---------------------------------------
Securities Registered Pursuant to Section 12(b) of The Exchange Act: NONE

Securities Registered Pursuant to Section 12(g) of The Exchange Act:

                          COMMON STOCK, $.01 PAR VALUE

                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes y No o

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. o

STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR: $451,539

As of December 31, 2004 the aggregate market value of the common stock held by non-affiliates was approximately $2,840,575 based upon the closing price on December 31, 2004 of $0.65. As of December 31, 2004, there were 17,804,388 shares of common stock outstanding.

Documents incorporated by reference: NONE

Transitional Small Business Disclosure Format: Yes o No y

                                TABLE OF CONTENTS


                                     PART I
                                                                            PAGE
Item 1.      Description of Business
Item 2.      Description of Property
Item 3.      Legal Proceedings
Item 4.      Submission of Matters to a Vote of Security Holders
                                     PART II
Item 5.      Market for Common Equity and Related Stockholder Matters
Item 6.      Managements Discussion and Analysis or Plan of Operation
Item 7.      Financial Statements
Item 8.      Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure
Item 8A      Controls and Procedures
                                    PART III
Item 9. Directors, Executive Officers, Promoters and Control persons; Compliance with Section 16(a) of the Exchange Act.
Item 10.     Executive Compensation
Item 11.     Security ownership of Certain Beneficial Owners and Management
Item 12.     Certain Relationships and Related Transactions
                                     PART IV
Item 13.     Exhibits and Reports on Form 8-K
Item 14.     Principal Accountant Fees and Services
             Signatures

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

USIP.Com, Inc. ("USIP," the "Company," "we," "our" or "us") was incorporated under the laws of the State of Utah on April 6, 1978 as Derby Farms, Inc. On January 19, 1982 our Articles of Incorporation were amended and the name of our company was changed to Commerce Oil of Kentucky, Inc.

On January 31, 2000 Datone Communications, Inc., ("Datone"), a New York corporation and an independent payphone provider ("IPP") merged into our company. All the Datone shares were retired. Datone shareholders received 7,268,388 restricted shares of common stock for their stock. On February 4, 2000 we amended our Articles of Incorporation and changed our name to USIP.Com, Inc.

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

On  December  14,  2001  we  incorporated  The  Platinum   Funding   Corporation
("Platinum"), as a New York wholly owned subsidiary for the purpose of developing a real estate based mortgage brokerage business. Platinum has had no activity since December 14, 2001.

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

OPERATIONS

As of December 31, 2004 we owned and operated approximately 511 payphones in two states, and as of December 31, 2003 we owned and operated approximately 567 payphones in three states.

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

REGULATIONS AND DIAL-AROUND COMPENSATION

On September 20, 1996 the Federal Communications Commission ("FCC") adopted rules, which became effective November 7, 1996 (the "1996 Payphone Order"), initially mandating dial-around compensation for both access code calls and 800 subscriber calls at a flat rate of $45.85 per payphone per month (131 calls multiplied by $0.35 per call). Commencing October 7, 1997 and ending October 6, 1998 the $45.85 per payphone per month rate was to transition to a per-call system at the rate of $0.35 per call. Several parties challenged certain of the FCC regulations including the dial-around compensation rate. On July 1, 1997 a federal court vacated certain portions of the FCC's 1996 Payphone Order, including the dial-around compensation rate.

In accordance with the court's mandate, on October 9, 1997 the FCC adopted a second order (the "1997 Payphone Order"), establishing a rate of $0.284 per call for the first two years of per-call compensation (October 7, 1997 through October 6, 1999). The IXCs were required to pay this per-call amount to payphone service providers, beginning October 7, 1997. On May 15, 1998 the court again remanded the per-call compensation rate to the FCC for further explanation without vacating the $0.284 default rate.

On February 4, 1999 the FCC released a third order (the "1999 Payphone Order"), in which the FCC abandoned its efforts to derive a "market based" default dial-around compensation rate and instead adopted a "cost based" rate of $0.24 per dial-around call. This rate became effective on April 21, 1999 and served as a default rate through January 31, 2002.

In a decision released January 31, 2002 (the "2002 Payphone Order") the FCC partially addressed the remaining issues concerning the "true-up" required for interim and intermediate period compensation. The FCC adjusted the per-call rate to $0.229, for the interim period only, to reflect a different method of calculating the delay in IXC payments to PSPs for the interim period, and determined that the total interim period compensation should be $33.89 per payphone per month ($0.229 times an average of 148 calls per payphone per month). The 2002 Payphone Order deferred to a later order its determination of the allocation of this total compensation rate among the various carriers required to pay compensation for the interim period.

On October 23, 2002 the FCC released its Fifth Order on Reconsideration and Order on Remand (The "Interim Order"), which resolved the remaining issues surrounding the interim/intermediate period true-up and specifically how monthly per-phone compensation owed to PSPs is to be allocated among the relevant dial-around carriers. The Interim Order also resolves how certain offsets to such payments will be handled and a host of other issues raised by parties in their remaining FCC challenges to the 1999 Payphone Order and the 2002 Payphone Order. In the Interim Order the FCC ordered a true-up for the interim period and increased the adjusted monthly rate to $35.22 per payphone per month, to compensate for the three-month payment delay inherent in the dial-around payment system. The new rate of $35.22 per payphone per month is a composite rate, allocated among approximately five hundred carriers based on their estimated dial-around traffic during the interim period. The FCC also ordered a true-up requiring PSPs, to refund an amount equal to $0.046 (the difference between the old $0.284 rate and the current $0.238 rate) to each carrier that compensated the PSP on a per-call basis during the intermediate period. Interest on additional payments and refunds is to be computed from the original payment date, at the IRS prescribed rate applicable to late tax payments.

On August 2, 2002 and September 2, 2002 respectively, the APCC and the RBOCs filed petitions with the FCC to revisit and increase the dial-around compensation level. Using the FCC's existing formula, as approved by the Court in its June 26, 2000 order, and adjusted only to reflect current costs and call volumes, the APCC and RBOCs petitions support approximately doubling of the current $0.24 rate. In response to the petitions, on September 2, 2002 the FCC put them out for comment and reply comment by interested parties, seeking input on how the Commission should proceed to address the issues raised by the filings.

We believe that the "fair compensation" requirements of Section 276 of the Telecom Act mandate that the FCC promptly review and adjust the dial-around compensation rate level. While no assurances can be given as to the timing or amount of any increase in the dial-around rate level, we believe an increase in the rate is reasonably likely given the significant reduction in payphone call volumes, and other relevant changes since the FCC set the $0.24 rate level.

Our objectives are to continue to review our overall cost structure, improve route density and service quality, monitor and take action on our under performing telephones. We have implemented the following strategy to meet our objectives.

SERVICE AND MAINTENANCE

We employ field service technicians, who collect coin boxes, and clean and maintain a route of payphones. Our technicians also respond to trouble calls made by Location Owners, by users of payphones or by the telephone itself as part of its internal diagnostic procedures. Some of our technicians are also responsible for the installation of new payphones.

CUSTOMERS, SALES AND MARKETING

The Location Owners with whom we contract are a diverse group of small and medium sized businesses, which are frequented by individuals needing payphone access. The majority of our payphones are located at convenience stores, truck stops, service stations, grocery stores, colleges and hospitals. As of December 31, 2004 our payphone accounts of 20 or more payphones represented approximately 5% of our installed payphone base. Approximately 70% of our customers are a result of acquisitions from (ITOC's), Independent Telephone Operating Companies.

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

We  purchase   circuit  boards  from  various   manufacturers   for  repair  and
installation of our payphones. We primarily obtain local line access from various LECs, including Verizon, North Pittsburgh Telephone Co. and various other incumbent and competitive suppliers of local line access. New sources of local line access are expected to emerge as competition continues to develop in local service markets. Long-distance services are provided to our company by various long-distance and operator service providers, including AT&T, Qwest, ILD Telecommunications, Inc., and others.

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

We provide all technical support required to operate the payphones, such as computers and software and hardware specialists, at our headquarters in
Liverpool New York. Our assembly and repair support operations provide materials, equipment, spare parts and accessories to the field. Each of our division offices and each of our technician's vehicles maintain inventories for immediate deployment in the field.

MAJOR CUSTOMERS

No individual customer accounted for more than 5% of our consolidated revenues in 2003 and 2004.

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

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report (including the foregoing "Description of Business" and the section below entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations") contains forward-looking statements that involve risks and uncertainties. You should exercise extreme caution with respect to all forward-looking statements contained in this report. Specifically, the following statements are forward-looking:

o statements regarding our overall strategy for expansion of our company, including without limitation our intended markets and future products;

o statements regarding our research and development efforts;

o statements  regarding the plans and  objectives of our  management  for future operations, including, without limitation, plans to explore other non telecommunication business along with the size and nature of the costs we expect to incur and the people and services we may employ;

o statements regarding the future of our company, our competition or regulations that may affect us;

o statements regarding our ability to compete with third parties;

o any statements using the words "anticipate," "believe," "estimate," "expect," "intend," and similar words; and

o any statements other than historical fact.

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

ITEM 2.   DESCRIPTION OF PROPERTY

We lease approximately 3000 square feet of space in Liverpool, New York. This location provides office space and space for assembly and repair of payphones.

ITEM 3.   LEGAL PROCEEDINGS

Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable


PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

In the third calendar quarter of 2001 our common stock was included in the NASD's Bulletin Board system under the symbol "USPO". The following table sets forth for the respective periods indicated the prices of the common stock in the over-the-counter market, as reported and summarized by the OTC Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.


CALENDAR QUARTER ENDED                    HIGH BID(S)                LOW BID(S)
March 31, 2003                              $0.38                      $0.25
June 30, 2003                               $0.65                      $0.40
September 30, 2003                          $0.65                      $0.40
December 31, 2003                           $0.65                      $0.38
March 31, 2004                              $0.45                      $0.25
June 30, 2004                               $0.41                      $0.23
September 30, 2004                          $0.41                      $0.30
December 31, 2004                           $1.05                      $0.60

Since inception, no dividends have been paid on our common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future. At December 31, 2004 there were approximately 262 holders of record of our common stock.

Any future dividends will be at the discretion of the board of directors, after taking into account various factors, including among others, operations, current and anticipated cash needs and expansion plans, the income tax laws then in effect, the requirements of Utah law, and any restrictions that may be imposed by our future credit arrangements.

On December 23, 2003 we issued twenty five thousand unregistered shares of common stock to Carl E. Worboys, a resident of the State of New York, and eighty thousand unregistered shares to Jass Equities, Inc., a State of New York corporation in lieu of services rendered to our company. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

GENERAL

         As of December 31, 2004 the Company owned and operated a network of approximately 511 payphones. Our installed payphone base generated revenue for the fiscal year 2003 and 2004 from the following three sources.

         1. Commission Income. Commission income includes commissions from operator service telecommunications companies and commissions for toll free calls from all payphones. The commissions for operator services are paid 45 days in arrears. Dial Around compensation is billed quarterly and received three and one half months behind the billed quarter.

         2. Coin calls. Coin calls represent calls paid for by customers who deposit coins into the payphones. Coin call revenue is recorded as the actual amount of coins collected from the payphones. Some coin collections are made on a daily basis and others more often if the particular payphone has significant usage. The coins are counted in house and deposited weekly in New York and in Pennsylvania counted by Citizens National Bank and deposited every other week.

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

         The principal costs related to the ongoing operation of the Company's payphones include telephone charges, commissions, and service, maintenance and network costs. Telephone charges consist of payments made by the Company to local exchange carriers and long distance carriers for the line charge and use of their networks. Commission expense represents payments to owners of locations where the Company's payphones are installed. Service, maintenance and network costs represent the cost of servicing and maintaining the payphones on an ongoing basis.

         Weather conditions affect our revenue stream because we operate in the Northeastern part of the country. Revenues drop off significantly during the winter because most of our phones are outdoors. The spring and summer periods show a significant increase in payphone usage. Revenues are generally lowest in the first quarter and highest in the third quarter.

         The increase use of wireless communication services has substantially impacted the public's use of payphones, and we believe that this trend will continue to increase as the cost for wireless usage declines. However, we have attempted to minimize some of the impact from wireless use by avoiding traditional travel locations where wireless communication is high. There are no guarantees that we will be successful in minimizing the effects of wireless usage.


YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

REVENUES

         Total revenue decreased by $218,842 or approximately 32.65%, from $670,381in the year ended December 31, 2003 to $451,539 in the year ended
December 31, 2004. This decrease was primarily attributable to removal of unprofitable phone locations and lower call volumes on our payphones resulting from the growth in wireless communications. We reduced our network from approximately 567 payphones in 2003 to approximately 511 in 2004.

         Commissions decreased by $3,014 or approximately 8.9%, from $33,867 in the year ended December 31, 2003 to $30,853 in the year ended December 31, 2004. This decrease was a result of our reduction in payphones, fewer operator assisted calls, and the increase competition from the wireless communication industry.

         Coin call revenues decreased by $53,061 or approximately 28.7%, from $184,956 in year ended December 31, 2003 to $131,895 in the year ended December 31, 2004. The decrease in coin call revenue was primarily attributable to the reduced number of payphones we operated coupled with the increased competition from wireless communication services.

         Non-coin call revenue, which is comprised primarily of dial-around revenue and operator service revenue decreased $143,949 approximately 46.51% from $309,498 in the year ended December 31, 2003 to $165,549 in the year ended December 31, 2004. Approximately $92,200 of this decrease is attributable to a one-time settlement received in 2003 brought forth by the FCC's Order on the Compensation True-up. This order resolved a hosts of open dial-around compensation "issues" and most importantly, setting forth the terms for the "true-up" of past dial-around payments for the so-called "interim" and "intermediate" time periods.

         Service & Repair Sales decreased by $14,883, when compared to the same period in 2003. Equipment sales increased by $2,167, from $6,620 for the year ending December 31, 2003 to $8,787 in the year ending December 31, 2004. Our phone card decreased by $6,102 when compared to 2003. This decrease is due to increased competition from other phone card vendors along with loss of various site locations.

COSTS OF SALES

         Our overall cost of sales decreased for the year ending December 31, 2004 by $77,848 or approximately 15.29% when compared to the year ending December 31, 2003. Our telecommunication costs decreased by $25,754, due to the fact we provided service to 511 payphones in 2004 as compared to 567 payphones in 2003. This number reflects an overall reduction of 56 payphones due to our ongoing strategy of identifying and removing unprofitable payphones. Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment. If the site owner does not purchase the payphone, we remove it from the site.

         Our commissions expense decreased by $2,490 due to a decrease in payphone usage, a direct response to increase use of cellular phones and reduced number of payphones. In 2004 our contractor's fees decreased by $4,030 this decrease is due to the elimination of contractors and the re-organization of routes to manage them more efficiently. Depreciation expense decreased by $10,005 when compared to the same period in 2003. This decrease is due to certain assets being fully depreciated and our on going strategy of identifying unprofitable payphones, and selling them to the site owners. Once a payphone is sold to the site owner it is removed from our assets and depreciation schedules. We own telephone equipment and motor vehicles, which provide a service for a number of years. The term of service is commonly referred to as the "useful life" of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense each year over its useful life and the amount of the expense in each year is determined in a rational and systematic manner.

         Our cost of sales for repairs, service, travel and supplies decreased by $30,813 a direct result of the management team's ongoing efforts to reduce cost. Our phone card expenses decreased by $4,756 when comparing year 2004 to 2003. This decrease is due to the reduced number of phone card machine sites in 2004.


OPERATION AND ADMINISTRATIVE EXPENSES

         Operating expenses decreased by $44,061 or approximately 10.53% over the same period in 2003. This decrease in operating expense is a direct result of our management team's ongoing efforts to cut expenses and run the company as efficiently as possible. Salaries and related payroll taxes were reduced by $15,037 when compared to the same expenses for 2003. This decrease is due the elimination of one clerical assistant. Our insurance expense decreased by $12,118 when compared to the fiscal year 2003. This decrease is primarily attributable to the decrease in payroll. Rent increased by $1,539 when compared to 2003. Professional fees decreased by $5,966 over 2003. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Expenses for outside services decreased by $11,752 over 2003. Our telephone, utilities, office, vehicle and travel & entertainment expenses, together account for a decrease of $727 when compared to the same period ending December 31, 2003.

         Interest expense in the year ended December 31, 2004 increased by $5,000 from $49,288 in the year ended December 31, 2003 to $54,288 in the year ended December 31, 2004. This increase is attributable to increased borrowing levels related to our lines of credit. We drew $90,000 on our lines of credit in 2004.

PROPOSED MERGER

         On May 24, 2004, USIP.Com, Inc. announced that its Board of Directors unanimously approved an Agreement and Plan of Merger with Cornerstone Services Group, Inc. ("Cornerstone"), a privately held Houston, Texas based company. Cornerstone acquires and provides infrastructure and pharmaceutical services to companies relating to the care of the Senior or Aged population.

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

         This transaction is subject to USIP shareholders approval and other customary closing conditions. The shareholders will be voting on the proposed acquisition and other related matters pertaining to the merger at the upcoming shareholders meeting. Further information on the merger may be found in the preliminary proxy statement that was filed with SEC on November 5, 2004. The
Securities and Exchange Commission maintain an internet site at HTTP://WWW.SEC.GOV where the public can review a copy of our reports.

GOING CONCERN QUALIFICATION

         In their Independent Auditor's Report, our auditors state that we have incurred annual losses since inception raising substantial doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

         Our primary sources of liquidity have been cash from operations and borrowing from various credit facilities. As of December 31, 2004, we have a note payable to Key Bank in the amount of $70,069. We have an additional unsecured lines of credit with the Lilly Beter Capital Group, Ltd. in the amount of $500,000, and Riviera Bay Holding Trust in the amount of $100,000, as of December 31, 2004 we have drawn on these lines in the amount of $548,027 and $95,046 respectively.

RISKS ASSOCIATED WITH OUR BUSINESS

In addition to the other information in this report, the following risks should be considered carefully in evaluating our business and prospects:

UNLESS WE CAN REVERSE OUR HISTORY OF LOSSES, WE MAY HAVE TO DISCONTINUE OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in fiscal years 2003 through 2004, and the losses are projected to continue in 2005. Our net losses were $308,260 and $403,170 for fiscal years ended 2003, 2004 respectively. We have been concentrating on the development of our products, services and business plan. Our management believes that we can be profitable and that our business plan will be successful; however, there is no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

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

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS OR MAY BE SUED BY THIRD PARTIES FOR INFRINGEMENT OF THEIR PROPRIETARY RIGHTS.

The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of trade secret, copyright or patent infringement. We may inadvertently infringe a patent of which we are unaware. In addition, because patent applications can take many years to issue, there may be a patent application now pending of which we are unaware that will cause us to be infringing when it is issued in the future. If we make any acquisitions, we could have similar problems in those industries. Although we are not currently involved in any intellectual property litigation, we may be a party to litigation in the future to protect our intellectual property or as a result of our alleged infringement of another's intellectual property, forcing us to do one or more of the following:

o Cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

o Obtain from the holder of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms; or

o Redesign those products or services that incorporate such technology.

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

OUR STOCK PRICE MAY BE VOLATILE.

The market price of our common stock will likely fluctuate significantly in response to the following factors, some of which are beyond our control:

o Variations in our quarterly operating results;

o Changes in financial estimates of our revenues and operating results by securities analysts;

o Changes in market valuations of telecommunications equipment companies;

o  Announcements  by  us  of  significant  contracts,  acquisitions,   strategic
partnerships, joint ventures or capital commitments;

o Additions or departures of key personnel;

o Future sales of our common stock;

o Stock market price and volume fluctuations attributable to inconsistent trading volume levels of our stock;

o Commencement of or involvement in litigation.

In addition, the equity markets have experienced volatility that has particularly affected the market prices of equity securities issued by technology companies and that often has been unrelated or disproportionate to the operating results of those companies. These broad market fluctuations may adversely affect the market price of our common stock.

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

IF WE ARE SUBJECT TO SEC REGULATIONS RELATING TO LOW-PRICED STOCKS, THE MARKET FOR OUR COMMON STOCK COULD BE ADVERSELY AFFECTED.

The Securities and Exchange Commission has adopted regulations concerning low-priced (or "penny") stocks. The regulations generally define "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Our stock is currently classified as a penny stock.

The penny stock regulations require that broker-dealers, who recommend penny stocks to persons other than institutional accredited investors make a special suitability determination for the purchaser, receive the purchaser's written agreement to the transaction prior to the sale and provide the purchaser with risk disclosure documents that identify risks associated with investing in penny stocks. Furthermore, the broker-dealer must obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before effecting a transaction in penny stock. These requirements have historically resulted in reducing the level of trading activity in securities that become subject to the penny stock rules.

The additional burdens imposed upon broker-dealers by these penny stock requirements may discourage broker-dealers from effecting transactions in the common stock, which could severely limit the market liquidity of our common stock and our shareholders' ability to sell our common stock in the secondary market.


ITEM 7.    FINANCIAL STATEMENTS

                                 USIP.COM, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

INDEPENDENT AUDITORS' REPORT


FINANCIAL STATEMENTS


                           Consolidated Balance Sheets
                           At December 31, 2004 and 2003

                           Consolidated Statements of Operations
                           For the Years Ended December 31, 2004 and 2003

                           Statement of Stockholder's Equity
                           For the Years Ended December 31, 2004 and 2003

                           Consolidated Statements of Cash Flows
                           For the Years Ended December 31, 2004, and 2003

                           Notes to Financial Statements

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders

USIP.COM, Inc.

We have audited the accompanying consolidated balance sheet of USIP.COM, Inc. as of December 31, 2004 and 2003 and the related statement of operations, cash flows, and the statement of stockholders equity and for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USIP.COM, Inc as of December 31, 2004 and 2003, and the results of its operations, and its cash flows for the years then ended are in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has incurred annual operating losses since inception. As of December 31, 2004, the Company has increased its line of credit borrowings to meet operating costs, and has seen stockholders' equity declining. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of the foregoing uncertainties.

Respectfully submitted,

/s/Robison, Hill & Co.
----------------------
Certified Public Accountants

Salt Lake City, Utah

March 22, 2005

                                 USIP.COM, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003

                                                                                           December 31,
                                                                                     2004                2003
                                                                              ------------------  ------------------
CURRENT ASSETS
  Cash                                                                        $            5,412  $            6,121
  Commissions and Sales Receivable, Net                                                   57,148             109,639
  Inventory                                                                               17,145              20,289
  Prepaid Expenses                                                                         1,630               4,989
                                                                              ------------------  ------------------

TOTAL CURRENT ASSETS                                                                      81,335             141,038
                                                                              ------------------  ------------------

FIXED ASSETS
  Telephone and Office Equipment                                                       1,870,410           1,882,353
  Vehicle                                                                                 76,367              76,367
                                                                              ------------------  ------------------
                                                                                       1,946,777           1,958,720
  Less: Accumulated Depreciation                                                      (1,556,998)         (1,358,594)
                                                                              ------------------  ------------------

               Net Fixed Assets                                                          389,779             600,126
                                                                              ------------------  ------------------

TOTAL ASSETS                                                                  $          471,114  $          741,164
                                                                              ==================  ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable                                                            $          205,871  $          175,060
  Line of Credit                                                                         643,076             508,356
  Accrued Payroll and Payroll Taxes                                                        6,802               5,706
  Accrued State Gross Receipts Taxes                                                       2,438               7,049
  Other Accrued Expenses                                                                   1,028               2,960
  Related Party Note                                                                       2,500                   -
  Current Portion of Long-Term Debt                                                       33,193                   -
                                                                              ------------------  ------------------

TOTAL CURRENT LIABILITIES                                                                894,908             699,131
                                                                              ------------------  ------------------

Long-Term Liabilities
  Notes Payable                                                                           75,522             138,179
                                                                              ------------------  ------------------

TOTAL LONG-TERM LIABILITIES                                                               75,522             138,179

TOTAL LIABILITIES                                                                        970,430             837,310
                                                                              ------------------  ------------------

STOCKHOLDERS' EQUITY
    Common Stock, $.01 par value  25,000,000 shares                                      178,044             178,044
      authorized, 17,804,388 shares issued and outstanding
      at December 31, 2004 and 2003
  Additional Paid In Capital                                                           1,462,558           1,462,558
  Retained Earnings                                                                   (2,139,918)         (1,736,748)
                                                                              ------------------  ------------------

TOTAL STOCKHOLDERS' EQUITY                                                              (499,316)            (96,146)
                                                                              ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $          471,114  $          741,164
                                                                              ==================  ==================

   The accompanying notes are an integral part of these financial statements.

                                 USIP.COM, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                                  2004                  2003
                                                                           -------------------   -------------------
SALES
  Commissions                                                              $            30,853   $            33,867
  Coin Collections                                                                     131,895               184,956
  Dial Around                                                                          165,549               309,498
  Equipment Sales                                                                        8,787                 6,620
  Phone Card Sales                                                                       2,495                 8,597
  Service and Repair Sales                                                             111,960               126,843
      Total Sales                                                                      451,539               670,381
                                                                           -------------------   -------------------

COST OF SALES
  Telecommunications Costs                                                             192,008               217,762
  Commissions                                                                              251                 2,741
  Contractor Fees                                                                        5,538                 9,568
  Repairs and Service Supplies                                                          12,156                45,001
  Depreciation                                                                         204,669               214,674
  Phone Cards and Phone Costs                                                            3,588                 8,344
  Travel                                                                                13,253                11,221
      Total Cost of Sales                                                              431,463               509,311
                                                                           -------------------   -------------------

                                                                                        20,076               161,070
                                                                           -------------------   -------------------



   The accompanying notes are an integral part of these financial statements.

                                 USIP.COM, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (CONTINUED)

                                                                                   2004                 2003
                                                                            ------------------   -------------------
OPERATING EXPENSES
  Salaries and Wages                                                        $          170,883   $           184,088
  Payroll Taxes                                                                         14,280                16,112
  Insurance                                                                             32,546                44,664
  Telephone                                                                             15,219                13,564
  Outside Services                                                                       8,479                20,231
  Utilities                                                                              5,461                 8,277
  Vehicle Expenses                                                                       3,387                 2,767
  Rent                                                                                  62,857                61,318
  Professional Fees                                                                     49,500                55,466
  Travel and Entertainment                                                                 798                 2,718
  Office Expense                                                                        11,255                 9,521
      Total Operating Expenses                                                         374,665               418,726
                                                                            ------------------   -------------------

                                                                                      (354,589)             (257,656)
                                                                            ------------------   -------------------

OTHER INCOME (EXPENSE)
  Gain on Sale of Equipment                                                              1,256                 6,871
  Prov For State Tax                                                                     4,451                (8,187)
  Interest Expense                                                                     (54,288)              (49,288)
      Total Other Income                                                               (48,581)              (50,604)
                                                                            ------------------   -------------------

NET INCOME                                                                  $         (403,170)  $          (308,260)
                                                                            ==================   ===================

Weighted Common Shares Outstanding                                                  17,804,388            17,804,388

Net Loss per Common Share                                                   $         (0.02)     $          (0.02)
                                                                            ==================   ===================



   The accompanying notes are an integral part of these financial statements.

                                  USIP.COM, INC
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDING DECEMBER 31, 2004 AND 2003

                                                                                   Additional
                                      Common Stock                                  Paid-in             Retained
                                      --------------------------------------
                                            Shares              Amount              Capital             Earnings
                                      ------------------   -----------------   ------------------   -----------------

Balance  as of January 1, 2003                17,699,388   $         176,994   $        1,442,608   $      (1,428,488)


Issuance of Common Stock                          80,000                 800               15,200                   -


Issuance of Common Stock                          25,000                 250                4,750                   -

Net Loss                                               -                   -                    -            (308,260)
                                      ------------------   -----------------   ------------------   -----------------

Balance  as of December 31, 2003              17,804,388             178,044            1,462,558          (1,736,748)

Net Loss                                               -                   -                    -            (403,170)
                                      ------------------   -----------------   ------------------   -----------------

Balance as of December 31, 2004               17,804,388   $         178,044   $        1,462,558   $      (2,139,918)
                                      ==================   =================   ==================   =================
















   The accompanying notes are an integral part of these financial statements.

                                  USIP.COM, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                     2004                2003
                                                                              ------------------   -----------------
Cash Flows From Operating Activities:
    Net (Loss)                                                                $         (403,170)  $        (308,260)
    Adjustments to reconcile net  (loss) to net
        cash provided (used) by operating activities:
  Depreciation Expense                                                                   204,669             214,674
  Gain on Sale of Equipment                                                               (1,256)             (6,871)
  (Increase) Decrease in Commission Receivables                                           52,491              15,637
  (Increase) Decrease in Inventory                                                         3,144              30,493
  (Increase) Decrease in Prepaid Insurance                                                 3,359               1,057
  Increase (Decrease) in Accounts Payable                                                 30,811             (26,752)
  Increase (Decrease) in Accrued Expenses                                                   (836)             12,993
  Increase (Decrease) in Gross Receipts Tax                                               (4,611)             (2,572)
                                                                              ------------------   -----------------

            Net cash (used) by operating activities                                     (115,399)            (69,601)
                                                                              ------------------   -----------------

Cash Flows From Investing Activities:
  Proceeds from Sale of Equipment                                                          6,933              16,769
                                                                              ------------------   -----------------

            Net cash (used) by investing activities                                        6,933              16,769
                                                                              ------------------   -----------------

Cash Flows From Financing Activities:
  Proceeds received from Line of Credit                                                  134,720              82,614
  Proceeds from issuance of Notes Payable                                                  2,500                  -
  Payments on Notes Payable                                                              (29,463)            (18,682)
  Payments on Lines of Credit                                                                -               (33,000)
   Proceeds from issuance of stock                                                           -                21,000
                                                                              ------------------   -----------------

            Net cash provided by financing activities                                    107,757              51,932
                                                                              ------------------   -----------------

Net Increase (Decrease)  in cash                                                            (709)               (900)

Cash - Beginning of Period                                                                 6,121               7,021
                                                                              ------------------   -----------------

Cash - End of Period                                                          $            5,412   $           6,121
                                                                              ==================   =================

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During Period The Period For:
    Interest                                                                  $            9,568   $          10,402
    Income Taxes                                                              $              -     $           8,937






   The accompanying notes are an integral part of these financial statements.

                                 USIP.COM, INC.
                 CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

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

CONCENTRATIONS OF CREDIT RISK

The Company's payphones are located primarily in New York State and parts of Pennsylvania and usage of those phones may be affected by economic conditions in those areas. The company has experienced about a 30% drop in revenue's, due to increased competition from other payphone providers and increase usage of wireless communications.

The Company maintains cash balances with a financial institution insured by the Federal Deposit Insurance Corporation up to $100,000. There are no uninsured balances at December 31, 2004 and 2003.

                                 USIP.COM, INC.
                 CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


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

                                 USIP.COM, INC.
                 CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 2. INVENTORY

Inventory is valued at the lower of cost, determined on the first-in, first-out basis (FIFO), or market value. At December 31, inventory consists of the following:

                                           2004                    2003
                                     -----------------      ------------------
Calling Cards                        $             583      $            4,058
Parts and Accessories                           16,562                  16,231
                                     -----------------      ------------------
                                     $          17,145      $           20,289
                                     =================      ==================

NOTE 3. COMMISSIONS AND SALES RECEIVABLE

Commissions and Sales Receivable consists of the following at December 31:


                                           2004                    2003
                                     -----------------      ------------------
Commissions Receivable               $          54,200      $          108,806
Sales Receivable                                 2,948                     833
                                     -----------------      ------------------
                                     $          57,148      $          109,639
                                     =================      ==================


NOTE 4. LONG-TERM DEBT

Long-term debt as of December 31 is as follows:

                                                                                            2004               2003
                                                                                     ------------------  -----------------
Vehicle Note, Monthly payments of $462 with interest at 9.25%                        $            4,845  $           6,401
Vehicle Note, Monthly payments of $261 with interest at 12.4%                                         -              2,327
Bank Note, Monthly payments of $1,825 with interest at 7.5%                                      70,069             84,559
Vehicle Note, Monthly payment of $535 w/interest at 8.2%                                         18,580             23,613
Vehicle Note, Monthly payment of $589 w/interest at  8.2%                                        15,221             21,114
Lease on ATM Machine                                                                                  -                165
                                                                                     ------------------  -----------------
                                                                                                108,715            138,179

Less current portion of long-term debt                                                           33,193                  -
                                                                                     ------------------  -----------------

                                                                                     $           75,522  $         138,179
                                                                                     ==================  =================

Aggregate annual maturities required on long-term debt at December 31, 2004 are as follows:

                                 USIP.COM, INC.
                 CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003



2005                                     $           33,193
2006                                                 30,471
2007                                                 28,630
2008                                                 16,421
2009                                                      -
Thereafter                                                -
                                         ------------------
                                         $          108,715
                                         ==================

NOTE 5. RELATED PARTY NOTE

During 2004, a relative of Joseph Passalaqua, Secretary of the Company, loaned the Company $2,500. This note is due on December 27, 2005 and carries with it an interest rate of 10%. As of December 31, 2004 the outstanding principal on the note was $2,500, and accrued interest was $3.

The Company has a revolving line of credit from the Lilly Beter Capital Group, Ltd witch is affiliated with Lilly O. Beter, director of the Company, of which $548,027 and $508,356 was outstanding as of December 31, 2004 and 2003 respectively. Advances on the credit line are payable on demand and carry an interest rate of 8%-10%.

The Company has revolving lines of credit from Riviera Bay Holding Trust, a beneficial owner of common stock, of which $95,046 was outstanding as of December 31, 2004. Advances on the credit line are payable on demand and carry an interest rate of 8%.

NOTE 6. OPERATING LEASES

On July 1, 2004 the Company entered into a new leases for its corporate offices. The lease had a term of 6 months expiring on December 31, 2004. Monthly payments under this lease was $5,053.

NOTE 7. MAJOR DIAL AROUND COMPENSATION PROVIDERS (COMMISSIONS)

The Company received approximately 95% of total dial around and zero-plus compensation (commissions) from two providers.

NOTE 8. INCOME TAXES

As of December 31, 2004, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $2,179,585 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements,

                                 USIP.COM, INC.
                 CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.


                                            2004                2003
                                     ------------------  ------------------
Net Operating Losses                            741,059             603,981
Equipment Obsolescence                          (99,506)            (99,506)
Valuation Allowance                            (641,553)           (504,475)
                                     ------------------  ------------------
                                                      -                   -
                                     ==================  ==================

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:


                                                  2004            2003
                                             --------------  --------------
Provision (Benefit) at US Statutory Rate           (137,078)       (104,808)
Equipment Obsolescence                                    -               -
Increase (Decrease) in Valuation Allowance          137,078         104,808
                                             --------------  --------------
                                                          -               -
                                             ==============  ==============

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 9. GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates the Company as a going concern. However, the Company has sustained substantial operating losses in recent years, it has increased its line of credit borrowings to meet operating costs, while revenue's have declined over 13% for the year ended December 31, 2003 and over 32% for the year ended December 31, 2004. The Company also had one of its credit lines converted to fixed note during 2003. The company has a current ratio of .091 and .200 for the years ended December 31, 2004 and 2003, and has a deficit in stockholders' equity. The Companies ability to continue as a going concern is dependent upon obtaining the additional capital as well as additional revue to be successful in its planned activity. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide them with the opportunity to continue as a going concern.

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern". While management believes that the actions already taken

                                 USIP.COM, INC.
                 CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

If the Company were unable to continue as a "going concern", then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

NOTE 10. MERGER AGREEMENT

On May 24, 2004, the Company announced that its Board of Directors unanimously approved an Agreement and Plan of Merger with Cornerstone Services Group, Inc. ("Cornerstone"), a privately held Houston, Texas based company. Cornerstone acquires and provides infrastructure and pharmaceutical services to companies relating to the care of the Senior or Aged population.

Under the terms of the agreement, Cornerstone and the Company will merge, with the Company as the surviving corporation. Immediately upon the consummation of the merger, the name of the surviving corporation will be changed to Cornerstone Services Group, Inc. In the merger, the shareholders of Cornerstone will receive a number of shares of the Company's common stock representing approximately 75% of the shares of the Company's common stock that will be outstanding, on a fully diluted basis, following the merger.

This transaction is subject to the Company's shareholders approval and other customary closing conditions. The shareholders will be voting on the proposed acquisition and other related matters pertaining to the merger at the upcoming shareholders meeting. As of the date of this report this agreement and plan of merger has not been completed.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 22, 2004, the Company's management determined that in order to meet its compliance obligations under the Federal Securities Laws it was necessary to dismiss Anderson, Forse & Co., Ltd. as its principal independent accountant, due to the fact that Anderson Forse & Co., Ltd. was not a member of the PCAOB. Accordingly, on that date Anderson, Forse & Co., Ltd. was dismissed. The report of Anderson, Forse & Co., Ltd. on the financial statements of the Company for the past two years did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with Anderson, Forse & Co., Ltd. on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Anderson, Forse & Co., Ltd. would have caused it to make reference to the subject matter of such disagreement in connection with its report.

On December 22, 2004, the Board of Directors engaged Robison, Hill & Co. as the company's principle independent accountant, and Robison, Hill & Co., accepted such engagement on that date. Robison, Hill & Co. has been appointed to perform auditing service beginning with the year ended December 31, 2003. The action to dismiss Anderson, Forse & Co., Ltd. and to engage Robison, Hill & Co. was taken upon majority approval of the Board of Directors of the Registrant.

ITEM 8A. CONTROLS AND PROCEDURES

The Company carried out an evaluation, with the participation of our principal executive and principal financial officers, of the effectiveness, as of December 31, 2004, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis of material information required to be disclosed in our periodic reports to the Securities and Exchange Commission, and that there has been no significant change in such internal controls, or other factors which could significantly affect such controls.

ITEM 8B. OTHER INFORMATION

NONE.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS


NAME                      AGE       POSITION WITH COMPANY            DIRECTOR
                                                                   CONTINUOUSLY
                                                                      SINCE
Craig H. Burton           43              President            January 2000
Joseph J. Passalaqua      31         Secretary/Treasurer       January 2000
Lilly O. Beter            70              Director             January 2000


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

Lilly O. Beter is the former President of Lilly Beter Capital Group, Ltd. The firm was founded over 30 years ago when she had been associated with her husband, Dr. Peter David Beter, in his law practice until his death in 1987. Dr. Beter had been General Counsel for the Export-Import Bank of Washington,
co-founder of a mining exploration company in Zaire, and represented international financial interests in Europe, South America, and the Middle East. Ms. Beter provided government representation to their clients. Ms. Beter, having lived extensively abroad, is now active in overseas investment management. Ms. Beter is also a Director of Peninsula Holdings Group Ltd.


BOARD OF DIRECTORS; ELECTION OF OFFICERS

All directors hold offices until the next annual meeting of shareholders and until their successors are duly elected and qualified. Any vacancy occurring in the Board of Directors may be filled by the shareholders, the Board of Directors, or if the Directors remaining in office constitute less than a quorum of the Board of Directors, they may fill the vacancy by the affirmative vote of a majority of the Directors remaining in office. A director elected to fill a vacancy is elected for the unexpired term of his predecessor in office. Any directorship filled by reason of an increase in the number of directors shall expire at the next shareholders' meeting in which directors are elected, unless the vacancy is filled by the shareholders, in which case the term shall expire on the later of (i) the next meeting of the shareholders or (ii) the term designated for the director at the time of creation of the position being filled.

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

Based solely on review of the copies of such forms received by us with respect to fiscal year 2004, or written representations from certain reporting persons, we believe that all filing requirements applicable to its directors, officers and persons who own more than ten percent of a registered class of the Company's equity securities have been complied with.

AUDIT COMMITTEE

The Company does not currently have an audit committee, and the Board of Directors serves this function. In addition, the Board does not have a financial expert as defined by Regulation S-B Item 401. The Company has not been able to attract a financial expert to serve on its Board of Directors; however, the Company will be seeking a candidate to serve in this role in the future.

CODE OF ETHICS

The Company has not adopted a Code of Ethics for its principal executive and financial officers. Due to the Company's limited operations the Company's Board of Directors does not believe a code of ethics is necessary at this time. The Company's Board of Directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, the Company's management intends to promote honest and ethical conduct, full and fair disclosures in its reports with the SEC, and compliance with applicable governmental laws and regulations.

ITEM 10.    EXECUTIVE COMPENSATION


NAME AND PRINCIPAL POSITION        ANNUAL COMPENSATION    LONG-TERM COMPENSATION

Craig H. Burton , President                 $40,040                -0-

Joseph J. Passalaqua, Secretary             $27,040                -0-

We have health insurance for our employees. We do not have retirement, pension, profit sharing, stock options, or other similar programs for the benefit of our employees.

OPTIONS AND SARS

The company has no option or SAR programs and no options or SAR's were granted to any of its employees.

LONG-TERM INCENTIVE PLANS

The Company has no long-term incentive plans for its officers, directors or employees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding ownership of the Company's Common Stock as of December 31, 2004, with respect to: (i) the beneficial ownership of those persons known by the Company to own more than five (5%) percent of outstanding Common Stock of the Company; (ii) each Director of the Company; and (iii) the beneficial ownership of all Directors and all Directors and officers as a group.

                                                     AMOUNT AND
                                                     NATURE OF
                                        TITLE OF     BENEFICIAL       PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER      CLASS      OWNERSHIP (1)    CLASS  (3)
------------------------------------      ------     -------------    ----------


Craig  H. Burton (2)                      Common      150,000

Joseph J. Passalaqua  (2)                 Common      200,000

Lilly O. Beter  (2)                       Common          -0-

Epic Events  Trust                        Common     6,086,111          34.4
2207 Concord Pike, Ste 551
Wilmington, DE  19803

Rivieria Bay Holding Company              Common     6,798,161          38.4
2207 Concord Pike, Ste 551
Wilmington, DE  19803

Gibraltar International                   Common     1,061,839           9.1
Caribbean Trust
2207 Concord Pike, Ste 551
Wilmington,  DE  19803



         (1) Except as otherwise noted, the nature of the beneficial ownership for all shares is sole voting and investment power.

         (2) The address for each of our executive officers and directors is 7325 Oswego Road, Liverpool, New York 13090

         (3) Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment power within 60 days. The number of shares shown includes outstanding shares of Common Stock owned as of December 31, 2004 by the person indicated. Our total issued and outstanding stock as of December 31, 2004 was 17,804,388 shares.

ITEM  12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT                           DESCRIPTION
NO.

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

(1)

Filed herewith.

(b) A report on Form 8-K was filed on December 22, 2004 indicating that the Company had changed its principal accountants

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed by the Company's principal accountants, Robinson, Hill & Company, for audit services related to the most recent two fiscal years, and for other professional services billed in the most recent two fiscal years, were as follows:


                                  FISCAL 2004       FISCAL 2003
                                  -----------       -----------
Audit Fees      (1)               $    11,779       $    20,800
Audit-Related Fees                          0                 0
Tax Fees          (2)                     864             4,000
All Other Fees                              0                 0
Total                             $    12,643       $    24,800


(1) Comprised of the audit of the Company's annual financial statements and reviews of the Company's quarterly financial statements, as well as consents related to and reviews of other documents filed with the Securities and Exchange Commission.

(2) Comprised of preparation of all federal and state corporate income tax returns for the Company and its subsidiaries.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by the Company's independent accountants must now be approved in advance by the Audit Committee to assure that such services do not impair the accountants' independence from the Company. The Company does not have an Audit Committee, therefore, the Board of Directors reviews and approves audit and permissible non-audit services performed by Robinson, Hill & Company, as well as the fees charged by Robinson, Hill & Company for such services.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     USIP.COM, INC.
     Date:  March 24, 2005

     By:/s/ CRAIG H. BURTON
     ----------------------
     CRAIG H. BURTON
     President


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


SIGNATURE                                      TITLE                      DATE

/s/  CRAIG H. BURTON               President                     March 24, 2005
-------------------------
Craig H. Burton

/s/  JOSEPH J. PASSALAQUA          Secretary/Treasurer           March 24, 2005
-------------------------
Joseph J. Passalaqua

/s/  LILLY O. BETER                Director                      March 24, 2005
-------------------------
Lilly O. Beter