Form 10QSB/A
period 2004-03-31
USIP COM INC
filed 2005-05-11
CIK 1119721

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM                       TO

COMMISSION FILE NUMBER 0-31193

                                 USIP.COM, INC.
        (Exact name of small business issuer as specified in its charter)

                              UTAH                       16-1583162
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

Yes     |X|                                       No     |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,804,388 shares of Common Stock, $.01 par value, were outstanding as of March 31, 2004.

Transitional Small Business Disclosure Forms (check one):

Yes     |_|                                       No     |X|

================================================================================

                                 USIP.COM, INC.
                              INDEX TO FORM 10-QSB
                                 MARCH 31, 2004

                          PART I FINANCIAL INFORMATION

ITEM 1.           Financial Statements

                  Consolidated Balance Sheets
                  At December 31, 2003 and March 31, 2004

                  Consolidated Statements of Income and Retained Earnings
                  For the three months ended March 31, 2003 and March 31, 2004

                  Consolidated Statements of Cash Flows
                  For the three months ended March 31, 2003 and March 31, 2004

                  Notes to Consolidated Financial Statements

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operation

ITEM 3.           Controls and Procedures

                            PART II OTHER INFORMATION

ITEM 1.           Legal Proceedings

ITEM 2.           Changes in Securities and Use of Proceeds

ITEM 3.           Defaults Upon Senior Securities

ITEM 4.           Submission of Matters to a Vote of Security Holders

ITEM 5.           Other Information

ITEM 6.           Exhibits and Reports on Form 8-K

                  Signatures

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  USIP.COM, INC
                           CONSOLIDATED BALANCE SHEET

                                                                                             (UNAUDITED)              AUDITED
                                                                                           MARCH 31, 2004        DECEMBER 31, 2003
                                                                                         --------------------   --------------------
ASSETS
CURRENT ASSETS
   Cash                                                                                  $             7,345                  6,121
   Commissions and Sales Receivable, Net                                                              64,230                109,639
   Inventory                                                                                          20,289                 20,289
   Prepaid Expenses                                                                                    4,667                  4,989
                                                                                         --------------------   --------------------

                                               TOTAL CURRENT ASSETS                                   96,531                141,038
                                                                                         --------------------   --------------------

FIXED ASSETS
   Telephone and Office Equipment                                                                  1,880,911              1,882,353
   Vehicle                                                                                            76,367                 76,367
                                                                                         --------------------   --------------------
                                                                                                   1,957,278              1,958,720
Less: Accumulated Depreciation                                                                    (1,407,084)            (1,358,594)
                                                                                         --------------------   --------------------

          Net Fixed Assets                                                                           550,194                600,126
                                                                                         --------------------   --------------------

                                               TOTAL ASSETS                              $           646,725    $           741,164
                                                                                         ====================   ====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                                                                      $           171,906                175,060
   Line of Credit                                                                                    508,500                508,356
   Accrued Payroll and Payroll Taxes                                                                   2,385                  5,706
   Accrued State Gross Receipts Taxes                                                                  6,500                  7,049
   Other Accrued Expenses                                                                             77,073                  2,960
   Current Portion of Long-Term Debt                                                                     --                      --
                                                                                         --------------------   --------------------

                                               TOTAL CURRENT LIABILITIES                             766,364                699,131
                                                                                         --------------------   --------------------

LONG-TERM LIABILITIES
   Long-Term Debt, Less Current Portion                                                              129,831                138,179
                                                                                         --------------------   --------------------
                                               TOTAL LIABILITIES                                     896,195                837,310
                                                                                         --------------------   --------------------
STOCKHOLDERS' EQUITY
   Common Stock, $.01 par value  25,000,000 Shares authorized, 17,804,388 shares
     issued and outstanding                                                                          178,044                178,044

Additional Paid In Capital                                                                         1,462,558              1,462,558

Retained Earnings                                                                                 (1,890,072)            (1,736,748)
                                                                                         --------------------   --------------------

          TOTAL STOCKHOLDERS' EQUITY                                                                (249,470)               (96,146)
                                                                                         --------------------   --------------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $           646,725    $           741,164
                                                                                         ====================   ====================

            See Accountant's Report and Notes To Financial Statement

                                  USIP.COM, INC
                     CONSOLIDATED STATEMENT OF INCOME (LOSS)
                                   (Unaudited)

                                                                                                     THREE MONTHS ENDED
                                                                                         -------------------------------------------
                                                                                           MARCH 31, 2004         MARCH 31, 2003
                                                                                         --------------------   --------------------
SALES
   Commissions                                                                           $             4,759    $             6,838
   Coin Collections                                                                                   34,275                 53,058
   Dial Around                                                                                         8,714                 48,246
   Phone Card Sales                                                                                      440                  4,367
   Equipment Sales                                                                                     3,810                    235
   Service and Repair Sales                                                                           27,375                 29,361
                                                                                         --------------------   --------------------
     Total Sales                                                                                      79,373                142,105
                                                                                         --------------------   --------------------

COST OF SALES
   Telecommunications Costs                                                                           47,347                 60,699
   Commissions                                                                                         1,058                  1,243
   Repairs and Service Supplies                                                                        2,721                  2,531
   Other Direct Expenses - Travel                                                                      2,911                  2,857
   Depreciation                                                                                       49,233                 53,668
   Subcontractors                                                                                      2,021                  1,299
                                                                                         --------------------   --------------------

     Total Cost of Sales                                                                             105,291                122,297
                                                                                         --------------------   --------------------

                                               GROSS PROFIT                                          (25,918)                19,808
                                                                                         --------------------   --------------------

OPERATING EXPENSES
   Officers' Salaries                                                                                 16,770                 16,512
   Salaries and Wages                                                                                 29,089                 31,042
   Payroll Taxes                                                                                       5,389                  5,923
   Insurance                                                                                          14,589                 14,716
   Office Expense                                                                                      3,448                  5,053
   Telephone                                                                                           3,556                  4,011
   Utilities                                                                                           1,212                  3,443
   Vehicle Expenses                                                                                    1,895                    900
   Rent                                                                                               15,239                 15,329
   Professional Fees                                                                                  20,507                 26,024
   Outside Services                                                                                    3,969                  1,875
                                                                                         --------------------   --------------------
     Total Operating Expenses                                                                        115,663                124,828
                                                                                         --------------------   --------------------

                                               OPERATING INCOME (LOSS)                              (141,581)              (105,020)
                                                                                         --------------------   --------------------

OTHER INCOME (EXPENSE)
   Interest Expense                                                                                  (12,492)               (11,639)
   NY State Gross Receipts Tax                                                                           549                   (488)
   Interest  & Other Income                                                                              200                    869
                                                                                         --------------------   --------------------
     Total Other Income                                                                              (11,743)               (11,258)
                                                                                         --------------------   --------------------

                                               NET INCOME (LOSS)                         $          (153,324)   $          (116,278)
                                                                                         ====================   ====================

Weighted Common Shares Outstanding                                                                17,804,388             17,639,388

Net Loss per Common Share                                                                $              (.01)   $              (.01)
                                                                                         ====================   ====================

            See Accountant's Report and Notes To Financial Statement

                                  USIP.COM, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                     THREE MONTHS ENDED
                                                                                                          MARCH 31
                                                                                         -------------------------------------------
                                                                                                2004                   2003
                                                                                         --------------------   --------------------
Cash Flows From Operating Activities:
   Net (Loss)                                                                            $          (153,324)   $          (116,278)
   Adjustments to reconcile net  (loss) to net cash provided (used) by operating activities:
     Issuance of Common Stock for Professional Services                                                  --                      --
     Depreciation Expense                                                                             49,233                 53,668
     (Increase) Decrease in Commissions and Sales Receivables                                         45,409                 16,450
     (Increase) in Inventory                                                                             --                      --
     (Increase) Decrease in Prepaid Expenses                                                             322                  2,302
     Increase (Decrease) in Accounts Payable                                                          (5,361)                35,307
     Increase (Decrease) in Accrued Expenses and Wages                                                 8,401                 11,092
     (Decrease) in Accrued State Gross Receipts Taxes                                                   (549)                   589
                                                                                         --------------------   --------------------

        Net cash (used) by operating activities                                                      (55,869)                 3,130
                                                                                         --------------------   --------------------

Cash Flows From Investing Activities:
     Sale of Equipment                                                                                 1,441                   (365)
                                                                                         --------------------   --------------------

        Net cash provided by investing activities                                                      1,441                   (365)
                                                                                         --------------------   --------------------

Cash Flows From Financing Activities:
     Proceeds Received from Line of Credit                                                            64,000                 12,500
     Principal Payments on Long-term Debt                                                             (8,348)                (5,087)
     Repayments on Line of Credit Borrowings                                                              --                   (500)
                                                                                         --------------------   --------------------

        Net cash (used) by financing activities                                                       55,652                  6,913
                                                                                         --------------------   --------------------

Net Increase in cash                                                                                   1,224                  9,678

Cash - Beginning of Period                                                                             6,121                  7,021
                                                                                         --------------------   --------------------

Cash - End of Period                                                                     $             7,345    $            16,699
                                                                                         ====================   ====================

Supplemental Disclosures of Cash Flow Information:
   Cash Paid During Period The Period For:
     Interest                                                                            $             2,509    $             2,509
     Income Taxes                                                                        $                --    $                --

            See Accountant's Report and Notes To Financial Statement

                                  USIP.COM, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (unaudited)

NOTE 1.  SUMMARY INFORMATION

         The accompanying unaudited consolidated financial statements include the accounts of USIP.Com, Inc. and our three wholly owned subsidiaries: Datone, Inc., NB Payphones Ltd., and The Platinum Funding Corporation. All significant inter-company amounts have been eliminated. Our unaudited consolidated financial statements presented herein, should be read in conjunction with the audited consolidated financial statements of our company contained in the Company's form 10K for the year ended December 31, 2003.

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

NOTE 6.             SUBSEQUENT EVENTS

         On May 24, 2004 The Company entered into an agreement and plan of merger with Cornerstone Services Group, Inc. ("Cornerstone"). Upon the consummation of the Merger, the owners of cornerstone shall collectively own, on a fully diluted basis, approximately seventy-four and 85\100 percent of the outstanding shares of common stock of the Company. As of the date of these financial statements this agreement and plan of merger has not been completed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         The following is a discussion and analysis of the results of operations of our company and should be read in conjunction with our financial statements and related notes contained in this Form 10-QSB. This Form 10-QSB contains forward-looking statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may," "will," "expect," "anticipate," "estimate," "believe" "continue," or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are unable to accurately predict or control. Those events as well as any cautionary language in this Quarterly statement provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in this Form 10-QSB could have a material adverse effect on our business, operating results and financial condition. Actual results could differ materially from current expectations. Among the factors that could effect our actual results and could cause results to differ from those contained in the forward-looking statements contained herein is our ability to expand our customer base, which will be dependent on business, financial and other factors beyond our control, including, among others, seasonal aspects such as the winter months that tend to reduce the frequency of outdoor payphone use on the east coast, ability to increase our size and marketing area by purchasing payphones and locations from independent telephone companies, and whether the public uses our payphones, together with all the risks inherent in the establishment of a new enterprise and the marketing of new products.

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

BASIS OF PRESENTATION

         The unaudited consolidated financial statements of USIP.Com, Inc. ("USIP", the "Company", "our", or "we"), include the accounts of USIP.Com Inc. and its two wholly owned subsidiaries: Datone Inc. and NB Payphones Ltd. All significant inter-company amounts have been eliminated. The unaudited consolidated financial statements of USIP present herein, should be read in conjunction with the audited consolidated financial statements of USIP as of and for the year ended December 31, 2003. In the opinion of our management, the unaudited consolidated financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

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

         The principle costs related to the ongoing operation of our Company's payphones include telephone charges, commissions, service, maintenance and network costs. Telephone charges consist of payments made by our Company to LEC or competitive local exchange carriers and long distance carrier for access to and use of their telecommunications networks. Commission expense represents payments to owners or operators of the premises at which a payphone is located. Service, maintenance and network cost represent the cost of servicing and maintaining the payphones on an ongoing basis.

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

         Our non-coin call revenue, which is comprised primarily of dial-around revenue and operator service revenue decreased by $39,532 or approximately 81.94% from $48,246 in the three months ended March 31, 2003 to $8,714 in the three months ended March 31, 2004. This decrease is primarily due to a "Carrier Take Back" by Global Crossing, MCI and WilTel Communications that had significant impact on our fourth quarter dial-around for 2003. This action is a result of the FCC's reallocation of responsibility for dial-around compensation to the IXCs. The Federal Communications Commission's November 2001 rules regarding compensation of Payphone Service Providers ("Payphone Rules") provides that: "the first facilities-based interexchange carrier to which a completed coinless access code or subscribers toll-free payphone call is delivered by the local exchange carrier shall compensate the payphone service provider for the call." Such interexchange carrier "may obtain reimbursement from its reseller and debit card customers for compensation amounts paid to payphone service providers for the calls carried on their account and for the cost of tracking compensable call." In addition, we have received notification that AT&T will administer a `take back" that will impact our dial-around receivable for the first quarter of 2004.

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

         Our commissions payable decreased by $185 due to a decrease in payphone usage, a direct response to increase use of cellular phones and pre-paid phone cards. Our contractor's fee increased by $722 when compared to same period in 2003. Depreciation expense decreased $4,435 when compared to the same period in 2003. This decrease is due to certain assets being fully depreciated and our on going strategy of identifying unprofitable payphones, selling them to the site owners or removing them. Once a payphone is sold to the site owner it is removed from our assets and depreciation schedules. We own telephone equipment and motor vehicles, which provide a service for a number of years. The term of service is commonly referred to as the "useful life" of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.

         Our cost of sales for repairs, service, travel, and supplies increased by $244 a result of our management team's ongoing efforts to reduce cost.

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

GOING CONCERN QUALIFICATION

         In his Independent Auditor's Report for the fiscal year ending December 31, 2003, Robison Hill & Company states that we have incurred annual losses since inception raising substantial doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

         Our primary sources of liquidity have been cash from operations and borrowing from various credit facilities. As of March 31, 2004, we have a note payable to Key Bank in the amount of $79,362. In addition we increased our lines of credit by $64,000, bringing our liability to $508,500 for the period ending March 31, 2004.

ITEM 3.  CONTROLS AND PROCEDURES

a) As of the end of the period covered by this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Chief Executive and Chief Financial Officer of the Company has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms.

b) There have been no changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter covered by this report.

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

WE ARE CURRENTLY SUBJECT TO SEC REGULATIONS RELATING TO LOW-PRICED STOCKS.

         The Securities and Exchange Commission has adopted regulations concerning low-priced (or "penny") stocks. The regulations generally define "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Our shares are currently trading at a market price less than $5.00 per share, and our shares do not currently qualify for any exemption from the penny stock regulations. Consequently, our shares are subject to these additional regulations relating to low-priced stocks.

         The penny stock regulations require that broker-dealers who recommend penny stocks to persons other than institutional accredited investors make a special suitability determination for the purchaser, receive the purchaser's written agreement to the transaction prior to the sale and provide the purchaser with risk disclosure documents that identify risks associated with investing in penny stocks. Furthermore, the broker-dealer must obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before effecting a transaction in penny stock. These requirements have historically resulted in reducing the level of trading activity of securities that are subject to the penny stock rules.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
                  Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                  Not applicable.

ITEM 5.  OTHER INFORMATION
                  Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

EXHIBIT
NO.                                      DESCRIPTION
--------------- ----------------------------------------------------------------

3 Articles of Incorporation (incorporated by reference to Exhibit 3 of the Company's Form 10-SB) filed on July 28, 2000.

3.1      Amended Articles of Incorporation (incorporated by reference to Exhibit
         3.1 of the Company's Form 10-SB) filed on July 28, 2000.

3.2      Amended Articles of Incorporation (incorporated by reference to Exhibit
         3.2 of the Company's Form 10-SB) filed on July 28, 2000.

3.3 Bylaws (incorporated by reference to Exhibit 4 of the Company's Form 10-SB) filed on July 28, 2000.

4 Specimen Stock Certificate (incorporated by reference to Exhibit 5 of the Company's Form 10-SB). filed on July 28, 2000.

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

                                                        USIP.Com, Inc.

                                                        (Registrant)


Dated:    May 9, 2005                           /s/ CRAIG BURTON
                                                ------------------------
                                                        Craig Burton
                                                        President


Dated:    May 9, 2005                           /s/ KATHY CHRISTOPHER
                                                --------------------------------
                                                        Kathy Christopher
                                                        Controller