Form 10QSB/A
period 2004-06-30
USIP COM INC
filed 2005-05-11
CIK 1119721

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

                                 USIP.COM, INC.
                              INDEX TO FORM 10-QSB
                                  JUNE 30, 2004

                          PART I FINANCIAL INFORMATION

ITEM 1.             Financial Statements

                    Consolidated Balance Sheets
                    At December 31, 2003 and June 30, 2004

                    Consolidated Statements of Income and Retained Earnings For the three months and six months ended June 30, 2004 and June 30, 2003

                    Consolidated Statements of Cash Flows
                    For the six months ended June 30, 2004 and June 30, 2003

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

ITEM 3.             Defaults Upon Senior Securities

ITEM 4.             Submission of Matters to a Vote of Security Holders

ITEM 5.             Other Information

ITEM 6.             Exhibits and Reports on Form 8-K

                    Signatures

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  USIP.COM, INC
                           CONSOLIDATED BALANCE SHEET

                                                                                                UNAUDITED            AUDITED
                                                                                              JUNE 30, 2004     DECEMBER 31, 2003
                                                                                             ----------------- ---------------------
ASSETS
CURRENT ASSETS
   Cash                                                                                      $         10,649                 6,121
   Commissions and Sales Receivable, Net                                                               56,791               109,639
   Inventory                                                                                           20,289                20,289
   Prepaid Expenses                                                                                     4,802                 4,989
                                                                                             ----------------- ---------------------

               TOTAL CURRENT ASSETS                                                                    92,531               141,038
                                                                                             ----------------- ---------------------

FIXED ASSETS
   Telephone and Office Equipment                                                                   1,876,205             1,882,353
   Vehicle                                                                                             76,367                76,367
                                                                                             ----------------- ---------------------
                                                                                                    1,952,572             1,958,720
   Less: Accumulated Depreciation                                                                  (1,453,949)           (1,358,594)
                                                                                             ----------------- ---------------------

          Net Fixed Assets                                                                            498,623               600,126
                                                                                             ----------------- ---------------------

               TOTAL ASSETS                                                                  $        591,154  $            741,164
                                                                                             ================= =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                                                                          $        173,321               175,060
   Line of Credit                                                                                     534,500               508,356
   Accrued Payroll and Payroll Taxes                                                                    5,442                 5,706
   Accrued State Gross Receipts Taxes                                                                   1,859                 7,049
   Other Accrued Expenses                                                                              88,577                 2,960
   Current Portion of Long-Term Debt                                                                   36,301                27,592
                                                                                             ----------------- ---------------------

               TOTAL CURRENT LIABILITIES                                                              840,000               726,723
                                                                                             ----------------- ---------------------

LONG-TERM LIABILITIES
   Long-Term Debt, Less Current Portion                                                                86,621               110,587
                                                                                             ----------------- ---------------------
               TOTAL LIABILITIES                                                                      926,621               837,310
                                                                                             ----------------- ---------------------
STOCKHOLDERS' EQUITY
     Common Stock, $.01 par value 25,000,000 Shares authorized, 17,804,388 shares issued
        and outstanding                                                                               178,044               178,044

   Additional Paid In Capital                                                                       1,462,558             1,462,558

   Retained Earnings                                                                               (1,976,069)           (1,736,748)
                                                                                             ----------------- ---------------------

               TOTAL STOCKHOLDERS' EQUITY                                                            (335,467)              (96,146)
                                                                                             ----------------- ---------------------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $        591,154  $            741,164
                                                                                             ================= =====================

            See Accountant's Report and Notes To Financial Statement

                                  USIP.COM, INC
                     CONSOLIDATED STATEMENT OF INCOME (LOSS)
                                    Unaudited

                                                                    THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                            -----------------------------------  -----------------------------------
                                                             JUNE 30, 2003     JUNE 30, 2004      JUNE 30, 2003     JUNE 30, 2004
                                                            ----------------- -----------------  ----------------  -----------------
SALES
   Commissions                                              $          7,408  $          6,029   $        14,246   $         10,788
   Coin Collections                                                   44,755            33,515            97,813             67,790
   Dial Around                                                        74,343            56,157           122,590             64,871
   Phone Card Sales                                                    2,015             1,115             6,382              1,555
   Equipment Sales                                                     7,452             2,338             7,686              6,148
   Service and Repair Sales                                           32,083            29,058            61,444             56,479
                                                            ----------------- -----------------  ----------------  -----------------
     Total Sales                                                     168,056           128,212           310,161            207,631
                                                            ----------------- -----------------  ----------------  -----------------

COST OF SALES
   Telecommunications Costs                                           60,637            53,230           121,336            100,577
   Commissions                                                            --             1,137               265              2,194
   Repairs and Service Supplies                                       10,235             4,031            13,744              6,752
   Other Direct Expenses - Travel                                      2,775             3,255             5,633              6,166
   Depreciation                                                       53,668            49,233           107,337             98,465
   Subcontractors                                                      1,926             1,927             3,226              3,948
                                                            ----------------- -----------------  ----------------  -----------------
     Total Cost of Sales                                             129,241           112,813           251,541            218,102
                                                            ----------------- -----------------  ----------------  -----------------

                  GROSS PROFIT                                        38,815            15,399            58,620            (10,471)
                                                            ----------------- -----------------  ----------------  -----------------

OPERATING EXPENSES
   Officers' Salaries                                                 16,770            16,770            33,282             33,540
   Salaries and Wages                                                 32,633            24,337            63,675             53,426
   Payroll Taxes                                                       3,317             2,881             9,239              8,270
   Insurance                                                           6,867             5,847            21,583             20,437
   Office Supplies                                                     2,227             4,355             5,305              7,551
   Telephone                                                           3,748             3,510             7,759              7,067
   Utilities                                                           2,020             1,441             5,463              2,653
   Vehicle Expenses                                                   (2,082)              193            (1,182)             2,088
   Rent                                                               15,386            15,771            30,715             31,353
   Professional Fees                                                  11,110            17,142            37,134             37,559
   Travel & Entertainment                                                238                16             2,213                 16
   Outside Services                                                    1,302             1,269             3,177              5,239
                                                            ----------------- -----------------  ----------------  -----------------
     Total Operating Expenses                                         93,536            93,532           218,363            209,199
                                                            ----------------- -----------------  ----------------  -----------------

                  OPERATING INCOME (LOSS)                            (54,721)          (78,133)         (159,743)          (219,670)
                                                            ----------------- -----------------  ----------------  -----------------

OTHER INCOME (EXPENSE)
   Interest Expense                                                  (12,053)          (12,703)          (23,692)           (25,195)
   Gain/Loss Sale Of Fixed Assets                                      4,758               254             5,628                454
   NY State Gross Receipts Tax                                        (1,600)            4,541            (2,088)             5,090
   Interest Income                                                         --
                                                            ----------------- -----------------  ----------------  -----------------
     Total Other Income                                               (8,895)           (7,908)          (20,152)           (19,651)
                                                            ----------------- -----------------  ----------------  -----------------

                  NET INCOME (LOSS)                         $        (63,616) $        (86,041)  $      (179,895)  $       (239,321)
                                                            ================= =================  ================  =================

Weighted Common Shares Outstanding                                17,699,388        17,804,388        17,699,388         17,804,388

Net Loss per Common Share                                   $            --  $              --   $          (.01)  $           (.01)
                                                            ================= =================  ================  =================

            See Accountant's Report and Notes To Financial Statement

                                        4
                                [GRAPHIC OMITTED]
{A0028158.DOC}

                                  USIP.COM, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                   SIX MONTHS         SIX MONTHS
                                                                                                  JUNE 30, 2004     JUNE 30, 2003
                                                                                                 ----------------  -----------------
                                                                                                    UNAUDITED         UNAUDITED
Cash Flows From Operating Activities:
     Net (Loss)                                                                                  $      (239,321)  $       (179,895)
     Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
        Depreciation Expense                                                                              98,465            107,337
        Gain on Sale of Equipment                                                                           (454)            (5,628)
        (Increase) Decrease in Commissions and Sales Receivables                                          52,848             (7,222)
        (Increase) in Inventory                                                                              --                  --
        (Increase) Decrease in Prepaid Expenses                                                              187               (947)
        Increase (Decrease) in Accounts Payable                                                           (3,946)            36,089
        Increase (Decrease) in Accrued Expenses and Wages                                                 21,048             16,211
        Increase (Decrease) in Accrued State Gross Receipts Taxes                                         (5,190)            (5,771)
                                                                                                 ----------------  -----------------

          Net cash provided (used) by operating activities                                               (76,363)           (39,826)
                                                                                                 ----------------  -----------------

Cash Flows From Investing Activities:
        Acquisition of Equipment                                                                              --             (1,090)
        Sale of Equipment                                                                                  6,148             13,153
                                                                                                 ----------------  -----------------

          Net cash provided (used)  by investing activities                                                6,148             12,063
                                                                                                 ----------------  -----------------

Cash Flows From Financing Activities:
        Proceeds Received from Line of Credit                                                             90,000             34,200
        Principal Payments on Long-term Debt                                                             (15,257)           (10,337)
        Proceeds from Issuance of Stock
                                                                                                 ----------------  -----------------

          Net cash provided (used) by financing activities                                                74,743             23,863
                                                                                                 ----------------  -----------------

Net Increase (Decrease) in cash                                                                            4,528             (3,900)

Cash - Beginning of Period, December 31,2003 & 2002                                                        6,121              7,021
                                                                                                 ----------------  -----------------

Cash - End of Period                                                                             $        10,649   $          3,121
                                                                                                 ================  =================

Supplemental Disclosures of Cash Flow Information:
   Cash Paid During Period The Period For:
     Interest                                                                                    $         4,052   $          5,229

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

NOTE 3.           LINE OF CREDIT

         For additional capital requirements, the company has various lines of credit to draw on, as of June 30, 2004 the company has drawn on these lines of credit in the amount of $534,500.

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


NOTE 6.             MERGER AGREEMENT

         On May 24, 2004 The Company entered into an agreement and plan of merger with Cornerstone Services Group, Inc. ("Cornerstone"). Upon the consummation of the Merger, the owners of cornerstone shall collectively own, on a fully diluted basis, approximately seventy-four and 85\100 percent of the outstanding shares of common stock of the Company. As of the date of these financial statements this agreement and plan of merger has not been completed.
                                        6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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


                              BASIS OF PRESENTATION

         Our unaudited consolidated financial statements of USIP.Com, Inc. ("USIP", the "Company", "our", or "we"), include the accounts of USIP.Com Inc. and its two wholly owned subsidiaries: Datone Inc. and NB Payphones Ltd. All significant inter-company amounts have been eliminated. The unaudited consolidated financial statements of USIP present herein, should be read in conjunction with the audited consolidated financial statements of USIP as of and for the year ended December 31, 2003. In the opinion of management, the unaudited consolidated financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

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

         Our non-coin call revenue, which is comprised primarily of dial-around revenue and operator service revenue decreased by $18,186 or approximately 24.46% from $74,343 in the three months ended June 30, 2003 to $56,157 in the three months ended June 30, 2004. This decrease is primarily due to a "Carrier Take Back" by Global Crossing, MCI, AT&T, and WilTel Communications that had significant impact on our fourth quarter dial-around for 2003 and first quarter 2004. This action is a result of the FCC's reallocation of responsibility for dial-around compensation to the IXCs. The Federal Communications Commission's November 2001 rules regarding compensation of Payphone Service Providers ("Payphone Rules") provides that: "the first facilities-based interexchange carrier to which a completed coinless access code or subscribers toll-free payphone call is delivered by the local exchange carrier shall compensate the payphone service provider for the call." Such interexchange carrier "may obtain reimbursement from its reseller and debit card customers for compensation amounts paid to payphone service providers for the calls carried on their account and for the cost of tracking compensable call."

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

         Our commission's payable increased by $1,137 when compared to the same period in 2003. This increase is due to the company's attempt to attract business location for payphone sites by offering a commission to the site owner. Our contractor's fee remained consistent with the prior year due to the re-organization of routes to manage them more efficiently. Depreciation expense decreased $4,435 when compared to the same period in 2003. This decrease is due to certain assets being fully depreciated and our on going strategy of identifying unprofitable payphones, and selling them to the site owners. Once a payphone is sold to the site owner it is removed from our assets and depreciation schedules. We own telephone equipment and motor vehicles, which provide a service for a number of years. The term of service is commonly referred to as the "useful life" of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.

         Our cost of sales for repairs, service, travel, and supplies decreased by $5,724 a result of our management team's ongoing efforts to reduce cost.

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

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

REVENUES

         Our total revenue decreased by $102,530 or approximately 33.1%, from $310,161 in the six months ended June 30, 2003 to $207,631 in the six months ended June 30, 2004. This decrease was primarily attributable to removal of unprofitable phone locations, lower call volumes on the Company's payphones resulting from the growth in wireless and other public communication services and changes in call traffic.

         Our commissions decreased by $3,458 or approximately 24.26%, from $14,246 in the six months ended June 30, 2003 to $10,788 in the six months ended June 30, 2004. This decrease was a result of our reduction in payphones, fewer operator assisted calls, and the increased competition from wireless communications.

         Our coin call revenues decreased by $30,023 or approximately 30.7%, from $97,813 in six months ended June 30, 2003 to $67,790 in the year ended June 30, 2004. The decrease in coin call revenue was primarily attributable to an ongoing strategy to remove unprofitable phones as well as call volumes on the Company's payphones due to increased competition from wireless and other public communication services.

         Our non-coin call revenue, which is comprised primarily of dial-around revenue and operator service revenue decreased $57,719 or approximately 47.1% from $122,590 in the six months ended June 30, 2003 to $64,871 in the six months ended June 30, 2004. This decrease is primarily due to a "Carrier Take Back" by Global Crossing, MCI, AT&T, and WilTel Communications that had significant impact on our fourth quarter dial-around for 2003 and the first quarter of 2004.

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

         Our commission's payable increased by $1,929. This increase is due to the company's attempt to attract business location for payphone sites by offering commission to the site owner. Our contractor's fees increased by $722, from $3,226 in the six months ended June 30, 2003 to $3,948 in the six months ended June 30, 2004. Depreciation expense decreased $8,872 when compare to the same period in 2003. This decrease is due to certain assets being fully depreciated and our on going strategy of identifying unprofitable payphones and selling them to the site owners. The Company owns telephone equipment and motor vehicles, which provide a service for a number of years. The term of service is commonly referred to as the "useful life" of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.

         Our cost of sales for repairs, service, and travel decreased by $6,459 a result of the management team's ongoing efforts to reduce cost.

Operation and Administrative Expenses

         Our operating expenses decreased by $9,164 or approximately 4.2% over the same period in 2003. Salaries and related payroll taxes were reduced by $10,960 when compared to the same expenses for 2003. This decrease is due to the elimination of one employee, one clerical assistant. Insurance expense decreased by $1,146 when compared to the fiscal year 2003. Rent increased by $638 when compared to 2003. Professional fees increased by $425 over 2003. These are fees the Company pays to accountants, attorneys and other professionals throughout the year for various task. Our expenses for outside services increased by $2,062 over 2003, this increase was due to using a temporary personnel service. Our telephone, utilities, office, travel & entertainment and vehicle expenses, together account for a decreased of $183 when compared to the same period ending June 30, 2003, a result of our management team's ongoing efforts to reduce cost.

PROPOSED ACQUISITION

         On May 24, 2004, USIP announced that its Board of Directors unanimously approved an Agreement and Plan of Merger with Cornerstone Services Group, Inc. ("Cornerstone"), a privately held Houston, TX. based company. Cornerstone acquires and provides infrastructure to companies relating to the care of the Senior or Aged population.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

         Our primary sources of liquidity have been cash from operations and borrowing from various credit facilities. As of June 30, 2004, we have a note payable to Key Bank in the amount of $78,057. In addition, we have increased our lines of credit, bringing our liability to $534,500.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
                  Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                  Not applicable.

ITEM 5.  OTHER INFORMATION
                  Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

EXHIBIT
NO.                                       DESCRIPTION
-------------  -----------------------------------------------------------------

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

                                                     USIP.Com, Inc.

                                                     (Registrant)


Dated:    May 9, 2005                        /s/ CRAIG BURTON
                                             -----------------------
                                                     Craig Burton
                                                     President


Dated:    May 9, 2005                        /s/ KATHY CHRISTOPHER
                                             -------------------------------
                                                     Kathy Christopher
                                                     Controller