Form 10QSB/A
period 2004-09-30
USIP COM INC
filed 2005-05-11
CIK 1119721

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

                          PART I FINANCIAL INFORMATION

ITEM 1.        Financial Statements

               Consolidated Balance Sheets
               At December 31, 2003 and September 30, 2004

               Consolidated Statements of Income and Retained Earnings
               For the three months and nine months ended September 30, 2003 and September 30, 2004

               Consolidated Statements of Cash Flows
               For the nine months ended September 30, 2003 and September 30,
               2004

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

ITEM 3.        Defaults Upon Senior Securities

ITEM 4.        Submission of Matters to a Vote of Security Holders

ITEM 5.        Other Information

ITEM 6.        Exhibits and Reports on Form 8-K

               Signatures

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  USIP.COM, INC
                           CONSOLIDATED BALANCE SHEET

                                                                                                UNAUDITED             AUDITED
                                                                                           SEPTEMBER 30, 2004    DECEMBER 31, 2003
                                                                                           -------------------- --------------------

ASSETS
CURRENT ASSETS
   Cash                                                                                    $             5,933                6,121
   Commissions and Sales Receivable, Net                                                                63,935              109,639
   Inventory                                                                                            20,289               20,289
   Prepaid Expenses                                                                                      1,630                4,989
                                                                                           -------------------- --------------------

                                         TOTAL CURRENT ASSETS                                           91,787              141,038
                                                                                           -------------------- --------------------

FIXED ASSETS
   Telephone and Office Equipment                                                                    1,873,131            1,882,353
   Vehicle                                                                                              76,367               76,367
                                                                                           -------------------- --------------------
                                                                                                     1,949,498            1,958,720
   Less: Accumulated Depreciation                                                                   (1,501,516)          (1,358,594)
                                                                                           -------------------- --------------------

          Net Fixed Assets                                                                             447,982              600,126
                                                                                           -------------------- --------------------

                                         TOTAL ASSETS                                      $           539,769  $           741,164
                                                                                           ==================== ====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                                                                        $           217,939              175,060
   Line of Credit                                                                                      534,500              508,356
   Accrued Payroll and Payroll Taxes                                                                     2,738                5,706
   Accrued State Gross Receipts Taxes                                                                    1,953                7,049
   Other Accrued Expenses                                                                              100,963                2,960
   Current Portion of Long-Term Debt                                                                    22,475               27,592
                                                                                           -------------------- --------------------

                                         TOTAL CURRENT LIABILITIES                                     880,568              726,723
                                                                                           -------------------- --------------------

LONG-TERM LIABILITIES
   Long-Term Debt, Less Current Portion                                                                 95,814              110,587
                                                                                           -------------------- --------------------
                                         TOTAL LIABILITIES                                             976,382              837,310
                                                                                           -------------------- --------------------
STOCKHOLDERS' EQUITY
   Common Stock, $.01 par value
     25,000,000 shares authorized
     17,804,388 shares issued and outstanding                                                          178,044              178,044

   Additional Paid In Capital                                                                        1,462,558            1,462,558

   Retained Earnings                                                                                (2,077,215)          (1,736,748)
                                                                                           -------------------- --------------------

          TOTAL STOCKHOLDERS' EQUITY                                                                  (436,613)             (96,146)
                                                                                           -------------------- --------------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $           539,769  $           741,164
                                                                                           ==================== ====================

            See Accountant's Report and Notes To Financial Statement

                                  USIP.COM, INC
                     CONSOLIDATED STATEMENT OF INCOME (LOSS)
                                    Unaudited

                                                             THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                   ---------------------------------------  ----------------------------------------
                                                   SEPTEMBER 30, 2003   SEPTEMBER 30,2004   SEPTEMBER 30, 2003   SEPTEMBER 30, 2004
                                                   -------------------  ------------------  -------------------  -------------------
SALES
   Commissions                                     $           11,447   $           9,534   $           25,693   $           20,322
   Coin Collections                                            46,065              32,463              143,878              100,253
   Dial Around                                                141,970              30,977              264,559               95,848
   Phone Card Sales                                             1,020                 240                7,402                1,795
   Equipment Sales                                              1,340               1,408                9,027                7,556
   Atm Revenue                                                  --                   --                    --                    --
   Service and Repair Sales                                    32,620              31,042               94,064               87,520
                                                   -------------------  ------------------  -------------------  -------------------
     Total Sales                                              234,462             105,664              544,623              313,294
                                                   -------------------  ------------------  -------------------  -------------------

COST OF SALES
   Telecommunications Costs                                    62,958              51,364              184,295              151,941
   Commissions                                                  1,343                 896                1,608                3,090
   Repairs and Service Supplies                                 4,951               2,569               18,695                9,321
   Other Direct Expenses - Travel                               2,826               3,401                8,459                9,567
   Depreciation                                                53,668              49,233              161,005              147,697
   Subcontractors                                               1,612               1,590                4,837                5,538
   Supplies                                                     --                   --                    --                    --
                                                   -------------------  ------------------  -------------------  -------------------
     Total Cost of Sales                                      127,358             109,053              378,899              327,154
                                                   -------------------  ------------------  -------------------  -------------------

             GROSS PROFIT                                     107,104              (3,389)             165,724              (13,860)
                                                   -------------------  ------------------  -------------------  -------------------

OPERATING EXPENSES
   Officers' Salaries                                          17,028              17,028               50,310               50,568
   Salaries and Wages                                          28,145              24,931               91,820               78,356
   Payroll Taxes                                                3,650               2,993               12,889               11,263
   Insurance                                                    8,786               5,475               30,369               25,912
   Office Supplies                                              3,040                 397                8,053                7,948
   Telephone                                                    4,003               3,941               11,762               11,008
   Utilities                                                    1,623               1,312                7,086                3,966
   Vehicle Expenses                                               890                 659                   --                2,746
   Rent                                                        15,329              15,747               46,045               47,100
   Professional Fees                                            6,358               8,060               43,492               45,620
   Travel & Entertainment                                         301                 762                2,514                  778
   Outside Services                                             1,657               1,448                4,834                6,686
                                                   -------------------  ------------------  -------------------  -------------------
     Total Operating Expenses                                  90,810              82,753              309,174              291,951
                                                   -------------------  ------------------  -------------------  -------------------

             OPERATING INCOME (LOSS)                           16,294             (86,142)            (143,450)            (305,811)
                                                   -------------------  ------------------  -------------------  -------------------

OTHER INCOME (EXPENSE)
   Interest Expense                                           (12,628)            (14,949)             (36,319)             (40,144)
   NY State Gross Receipts Tax                                 (1,600)                (94)              (3,688)               4,996
   Gain on Sale of Assets                                         600                  --                6,228                   --
   Interest Income                                                  --                  38                  --                  492
                                                   -------------------  ------------------  -------------------  -------------------
     Total Other Income                                       (13,628)            (15,005)             (33,779)             (34,656)
                                                   -------------------  ------------------  -------------------  -------------------

             NET INCOME (LOSS)                     $            2,666   $        (101,147)  $         (177,229)  $         (340,467)
                                                   ===================  ==================  ===================  ===================

Weighted Common Shares Outstanding                         17,699,388          17,804,388           17,699,388           17,804,388

Net Income (Loss) per Common Share                 $               --   $             (01)  $             (.01)  $             (.02)
                                                   ===================  ==================  ===================  ===================


            See Accountant's Report and Notes To Financial Statement

                                  USIP.COM, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                              NINE MONTHS           NINE MONTHS
                                                                                          SEPTEMBER 30, 2003    SEPTEMBER 30, 2004
                                                                                          --------------------  --------------------
                                                                                               UNAUDITED             UNAUDITED
Cash Flows From Operating Activities:
   Net (Loss)                                                                             $          (177,229)  $          (340,467)
   Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
     Depreciation Expense                                                                             161,005               147,697
     (Increase) Decrease in Commissions and Sales Receivables                                         (81,612)               45,704
     (Increase) in Inventory                                                                              --                     --
     (Increase) Decrease in Prepaid Expenses                                                             (666)                3,359
     Increase in Accounts Payable                                                                      47,843                40,673
     Increase (Decrease) in Accrued Expenses and Wages                                                 29,527                28,612
     Increase (Decrease) in Accrued State Gross Receipts Taxes                                         (4,171)               (5,096)
                                                                                          --------------------  --------------------

        Net cash provided (used) by operating activities                                              (25,303)              (79,518)
                                                                                          --------------------  --------------------

Cash Flows From Investing Activities:
     Acquisition of Equipment                                                                          (1,090)                   --
     Sale of Equipment                                                                                 16,227                 9,222
                                                                                          --------------------  --------------------

        Net cash provided (used) by investing activities                                               15,137                 9,222
                                                                                          --------------------  --------------------

Cash Flows From Financing Activities:
     Proceeds Received from Line of Credit                                                             34,200                90,000
     Principal Payments on Long-term Debt                                                             (24,087)              (19,892)
     Proceeds from Issuance on Notes Payable                                                              --                     --
     Proceeds from Issuance of Stock                                                                      --                     --
                                                                                          --------------------  --------------------

        Net cash provided (used) by financing activities                                               10,113                70,108
                                                                                          --------------------  --------------------

Net Increase (Decrease) in cash                                                                           (53)                 (188)

Cash - Beginning of Period                                                                              7,021                 6,121
                                                                                          --------------------  --------------------

Cash - End of Period                                                                      $             6,968   $             5,933
                                                                                          ====================  ====================

Supplemental Disclosures of Cash Flow Information:
   Cash Paid During Period The Period For:
     Interest                                                                             $             7,407   $             7,214
     Income Taxes                                                                         $             7,960   $                --

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

NOTE 5.  GOING CONCERN CONSIDERATIONS

         The company has incurred annual operating losses since inception. The company has had to continue to raise its line of credit borrowings just to meet current obligations as they come due. This raises doubt as to the company's future operations.

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

         Our non-coin call revenue, which is comprised primarily of dial-around revenue and operator service revenue decreased by $110,993 or approximately 78.18% from $141,970 in the three months ended September 30, 2003 to $30,977 in the three months ended September 30, 2004. Approximately $83,000 of this decrease is attributable to a one-time settlement by the FCC's Order on the Compensation True-up received in the third quarter 2003. The remaining decease of approximately $27,993 is due impart to the reduction in payphones, reduced call volumes and the increased competition from wireless communication services.

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

         Our subcontractors' fees decreased by $22, this decrease is due to the elimination of contractors and the re-organization of routes to manage them more efficiently. Our commission payable decreased by $447 when compared to 2003. These are commissions paid to the site owners where our payphones and phone card machines are located. Depreciation expense decreased $4,435 when compared to the same period in 2003. This decrease is due to certain assets being fully depreciated and our on going strategy of identifying unprofitable payphones, and selling them to the site owners. Once a payphone is sold to the site owner it is removed from our assets and depreciation schedules. We own telephone equipment and motor vehicles, which provide a service for a number of years. The term of service is commonly referred to as the "useful life" of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner. Our cost of sales for repairs, service, travel, and supplies decreased by $1,807 a result of using employees instead of independent contractors to service routes.

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

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES

         Our total revenue decreased by $231,329 or approximately 42.48%, from $544,623 in the nine months ended September 30, 2003 to $313,294 in the nine months ended September 30, 2004. This decrease was primarily attributable to receiving for the third quarter of 2003 a one-time settlement of approximately $83,000 from the Federal Communications Commission (FCC) Order on the Compensation True-up. In addition to the one-time settlement received in 2003, this decrease was attributable to removal of unprofitable phone locations, lower call volumes on the Company's payphones resulting from the growth in wireless and other public communication services.

         Our commissions decreased by $5,371 or approximately 20.9%, from $25,693 in the nine months ended September 30, 2003 to $20,322 in the nine months ended September 30, 2004. This decrease was a result of our reduction in payphones, fewer operator assisted calls, and the increased competition from wireless communications.

         Our coin call revenues decreased by $43,625 or approximately 30.32%, from $143,878 in nine months ended September 30, 2003 to $100,253 in the nine months ended September 30, 2004. The decrease in coin call revenue was primarily attributable to an ongoing strategy to remove unprofitable phones as well as a reduction in call volumes on the Company's payphones due to increased competition from wireless and other public communication services.

         Our non-coin call revenue, which is comprised primarily of dial-around revenue and operator service revenue, decreased by $168,711 or approximately 63.77% from $264,559 in the nine months ended September 30, 2003 to $95,848 in the nine months ended September 30, 2004. Approximately $83,000 of this decrease is attributable to a one-time class action settlement for under payment of past dial-around commissions against the long distance carriers received for the quarter ending September 30, 2003. The remaining decease of approximately $85,711 is due impart to a "Carrier Take Back" by Global Crossing, MCI, AT&T and WilTel Communications that had significant impact on our first quarter dial-around for 2004 and the reduction in payphones, reduced call volumes and the increased competition from wireless communication services.

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

         Our commission's payable increased by $1,482 when compared to the same period in 2003. This increase is due to the company's attempt to attract business locations for payphone sites by offering commission to the site owner. Our contractor's fee increased by $701, from $4,837 in the nine months ended September 30, 2003 to $5,538 in the nine months ended September 30, 2004. Depreciation expense decreased $13,308 when compared to the same period in 2003. This decrease is due to certain assets being fully depreciated and our on going strategy of identifying unprofitable payphones and selling them to the site owners. The Company owns telephone equipment and motor vehicles, which provide a service for a number of years. The term of service is commonly referred to as the "useful life" of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner. Our cost of sales for repairs, service, travel, and supplies decreased by $8,266 a result of the management team's ongoing efforts to reduce cost.

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

GOING CONCERN QUALIFICATION

         In his Independent Auditor's Report for the fiscal year ending December 31, 2003, Robison Hill & Company. states that we have incurred annual losses since inception raising substantial doubt about our ability to continue as a going concern.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
                  Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                  Not applicable.

ITEM 5.  OTHER INFORMATION
                  Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

EXHIBIT
NO.                                      DESCRIPTION
-----------   ------------------------------------------------------------------

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

(b) Reports on Form 8K
-------------------------------------


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

                                                     USIP.Com, Inc.

                                                     (Registrant)


Dated:    May 9, 2005                                /s/ CRAIG BURTON
                                                     -----------------------
                                                     Craig Burton
                                                     President


Dated:    May 9, 2005                                /s/ KATHY CHRISTOPHER
                                                     ------------------------
                                                     Kathy Christopher
                                                     Controller