Form 10QSB
period 2005-03-31
USIP COM INC
filed 2005-05-13
CIK 1119721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

         (Mark One)

         ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

         (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from                   to
                                       -------------------   -------------------

         Commission File Number 0-31193

                                 USIP.COM, INC.
                    -----------------------------------------
        (Exact name of small business issuer as specified in its charter)

                   UTAH                                      16-1583162
         ------------------------------------         -------------------------
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

                           Yes   ( X )                                No   (   )

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,804,388 shares of Common Stock, $.01 par value, were outstanding as of March 31, 2005.

         Transitional Small Business Disclosure Forms (check one):

                           Yes   (   )                                No   ( X )

                                 USIP.COM, INC.
                              INDEX TO FORM 10-QSB
                                 MARCH 31, 2005


                          PART I FINANCIAL INFORMATION


ITEM 1.           Financial Statements

                  Consolidated Balance Sheets
                  At December 31, 2004 and March 31, 2005

                  Consolidated Statements of Income and Retained Earnings For the three months ended March 31, 2005 and March 31, 2004

                  Consolidated Statements of Cash Flows
                  For  the three months ended March 31, 2005 and March 31, 2004

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

ITEM 3.           Defaults Upon Senior Securities

ITEM 4.           Submission of Matters to a Vote of Security Holders

ITEM 5.           Other Information

ITEM 6.           Exhibits and Reports on Form 8-K

                  Signatures














                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                 USIP.COM, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2005 AND DECEMBER 31, 2004

                                                                                 (Unaudited)
                                                                                   March 31,         December 31,
                                                                                     2005                2004
                                                                              ------------------  ------------------
CURRENT ASSETS
  Cash                                                                        $           10,127  $            5,412
  Commissions and Sales Receivable, Net                                                  115,913              57,148
  Inventory                                                                               17,145              17,145
  Prepaid Expenses                                                                         1,630               1,630
                                                                              ------------------  ------------------

TOTAL CURRENT ASSETS                                                                     144,815              81,335
                                                                              ------------------  ------------------

FIXED ASSETS
  Telephone and Office Equipment                                                       1,699,660           1,870,410
  Vehicle                                                                                 76,367              76,367
                                                                              ------------------  ------------------
                                                                                       1,776,027           1,946,777
  Less: Accumulated Depreciation                                                      (1,478,483)         (1,556,998)
                                                                              ------------------  ------------------

               Net Fixed Assets                                                          297,544             389,779
                                                                              ------------------  ------------------

TOTAL ASSETS                                                                  $          442,359  $          471,114
                                                                              ==================  ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable                                                            $          240,580  $          205,871
  Line of Credit                                                                         654,585             643,076
  Accrued Payroll and Payroll Taxes                                                        7,417               6,802
  Accrued State Gross Receipts Taxes                                                       3,248               2,438
  Other Accrued Expenses                                                                   1,157               1,028
  Related Party Note                                                                      35,056               2,500
  Current Portion of Long-Term Debt                                                       64,261              33,193
                                                                              ------------------  ------------------

TOTAL CURRENT LIABILITIES                                                              1,006,304             894,908
                                                                              ------------------  ------------------

Long-Term Liabilities
  Notes Payable                                                                           66,827              75,522
                                                                              ------------------  ------------------

TOTAL LONG-TERM LIABILITIES                                                               66,827              75,522

TOTAL LIABILITIES                                                                      1,073,131             970,430
                                                                              ------------------  ------------------

STOCKHOLDERS' EQUITY
    Common Stock, $.01 par value  25,000,000 shares                                      178,044             178,044
      authorized, 17,804,388 shares issued and outstanding
      at March 31, 2005 and December 31, 2004
  Additional Paid In Capital                                                           1,462,558           1,462,558
  Retained Earnings                                                                   (2,271,374)         (2,139,918)
                                                                              ------------------  ------------------

TOTAL STOCKHOLDERS' EQUITY                                                              (630,772)           (499,316)
                                                                              ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $          442,359  $          471,114
                                                                              ==================  ==================

   The accompanying notes are an integral part of these financial statements.

                                 USIP.COM, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                                                                                  For the three months ended
                                                                                           March 31,
                                                                                  2005                  2004
                                                                           -------------------   -------------------
SALES
                                                                           -------------------   -------------------
  Commissions                                                              $             9,112   $             4,759
  Coin Collections                                                                      26,138                34,275
  Dial Around                                                                           70,153                 8,714
  Equipment Sales                                                                       46,804                   440
  Phone Card Sales                                                                       1,775                 3,810
  Service and Repair Sales                                                              26,769                27,375
      Total Sales                                                                      180,751                79,373
                                                                           -------------------   -------------------

                                                                           -------------------   -------------------
COST OF SALES
                                                                           -------------------   -------------------
  Telecommunications Costs                                                              44,479                47,347
  Commissions                                                                              570                 1,058
  Contractor Fees                                                                            -                 2,021
  Repairs and Service Supplies                                                           1,441                 2,721
  Depreciation                                                                          43,232                49,233
  Phone Cards and Phone Costs                                                           49,998                     0
  Travel                                                                                 3,274                 2,911
      Total Cost of Sales                                                              142,994               105,291
                                                                           -------------------   -------------------

                                                                                        37,757               (25,918)
                                                                           -------------------   -------------------













   The accompanying notes are an integral part of these financial statements.

                                 USIP.COM, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)
                                   (CONTINUED)

                                                                                   For the three months ended
                                                                                           March 31,
                                                                                   2005                 2004
                                                                            ------------------   -------------------
OPERATING EXPENSES
  Salaries and Wages                                                        $           43,230            $45,859
  Payroll Taxes                                                                          5,429                 5,389
  Insurance                                                                             10,220                14,589
  Telephone                                                                              2,849                 3,556
  Outside Services                                                                       4,502                 3,969
  Utilities                                                                              1,917                 1,212
  Vehicle Expenses                                                                       1,321                 1,895
  Rent                                                                                  23,140                15,239
  Professional Fees                                                                     33,427                20,507
  Travel and Entertainment                                                                  31                     0
  Office Expense                                                                         4,598                 3,448
      Total Operating Expenses                                                         130,664               115,663
                                                                            ------------------   -------------------

                                                                                       (92,907)             (141,581)
                                                                            ------------------   -------------------

OTHER INCOME (EXPENSE)
  Gain (Loss) on Sale of Equipment                                                     (22,857)                    0
  Prov For State Tax                                                                      (810)                  549
  Interest Expense                                                                     (14,882)              (12,292)
      Total Other Income                                                               (38,549)              (11,743)
                                                                            ------------------   -------------------

NET INCOME                                                                  $         (131,456)  $          (153,324)
                                                                            ==================   ===================

Weighted Common Shares Outstanding                                                  17,804,388            17,804,388

Net Loss per Common Share                                                   $         (0.01)     $          (0.01)
                                                                            ==================   ===================



   The accompanying notes are an integral part of these financial statements.

                                  USIP.COM, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                                                                                    For the three months ended
                                                                                            March 31,
                                                                                     2005                2004
                                                                              ------------------   -----------------

Cash Flows From Operating Activities:
    Net (Loss)                                                                $         (131,456)  $        (153,324)
    Adjustments to reconcile net  (loss) to net
        cash provided (used) by operating activities:
  Depreciation Expense                                                                    43,232              49,233
  Loss on Sale of Equipment                                                               22,857                   0
  (Increase) Decrease in Commission Receivables                                          (58,765)             45,409
  (Increase) Decrease in Prepaid Insurance                                                     0                 322
  Increase (Decrease) in Accounts Payable                                                 34,709              (5,361)
  Increase (Decrease) in Accrued Expenses                                                    744               8,401
  Increase (Decrease) in Gross Receipts Tax                                                  810                (549)
                                                                              ------------------   -----------------

            Net cash (used) by operating activities                                      (87,869)            (55,869)
                                                                              ------------------   -----------------

Cash Flows From Investing Activities:
  Proceeds from Sale of Equipment                                                         26,148               1,441
                                                                              ------------------   -----------------

            Net cash (used) by investing activities                                       26,148               1,441
                                                                              ------------------   -----------------

Cash Flows From Financing Activities:
  Proceeds received from Line of Credit                                                   11,509              64,000
 Proceeds from issuance of Notes Payable                                                  68,624                   0
 Payments on Notes Payable                                                               (15,630)             (8,348)
                                                                              ------------------   -----------------

            Net cash provided by financing activities                                     64,503              55,652
                                                                              ------------------   -----------------

Net Increase (Decrease)  in cash                                                           2,782               1,224

Cash - Beginning of Period                                                                 7,345               6,121
                                                                              ------------------   -----------------

Cash - End of Period                                                          $           10,127   $           7,345
                                                                              ==================   =================

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During Period The Period For:
    Interest                                                                  $            3,857   $           2,509







   The accompanying notes are an integral part of these financial statements.

                                 USIP.COM, INC.
                 CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004



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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM REPORTING

The unaudited financial statements as of March 31, 2005 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                                 USIP.COM, INC.
                 CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


The Company maintains cash balances with a financial institution insured by the Federal Deposit Insurance Corporation up to $100,000. There are no uninsured balances at March 31, 2005 or December 31, 2004.

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

                                 USIP.COM, INC.
                 CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


NOTE 2.           INVENTORY

Inventory is valued at the lower of cost, determined on the first-in, first-out basis (FIFO), or market value. Inventory consists of the following:


                                                       March 31,             December 31,
                                                         2005                    2004
                                                   -----------------      ------------------
Calling Cards                                      $             583      $              583
Parts and Accessories                                         16,562                  16,562
                                                   -----------------      ------------------
                                                   $          17,145      $           17,145
                                                   =================      ==================

NOTE 3.           COMMISSIONS AND SALES RECEIVABLE

Commissions and Sales Receivable consists of the following at March 31, 2005 and December 31, 2004:

                                                       March 31,           December 31,
                                                         2005                 2004
                                                   -----------------    -----------------
Commissions Receivable                             $          94,164    $          54,200
Sales Receivable                                              21,749                2,948
                                                   -----------------    -----------------
                                                   $         115,913    $          57,148
                                                   =================    =================


NOTE 4.           LONG-TERM DEBT

Long-term debt as of March 31, 2005 and December 31, 2004 is as follows:

                                                                                         March 31,         December 31,
                                                                                            2005               2004
                                                                                     ------------------  -----------------
Vehicle Note, Monthly payments of $462 with interest at 9.25%                        $            4,845  $           4,845
Vehicle Note, Monthly payments of $261 with interest at 12.4%                                         -                  -
Bank Note, Monthly payments of $1,825 with interest at 7.5%                                      63,198             70,069
Vehicle Note, Monthly payment of $535 w/interest at 8.2%                                         17,374             18,580
Vehicle Note, Monthly payment of $589 w/interest at  8.2%                                        14,603             15,221
Note Payable, Due June 3, 2005, interest at 10%                                                  31,068                  -
                                                                                     ------------------  -----------------
                                                                                                131,088            108,715

Less current portion of long-term debt                                                           64,261             33,193
                                                                                     ------------------  -----------------

                                                                                     $           66,827  $          75,522
                                                                                     ==================  =================

                                 USIP.COM, INC.
                 CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


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
                                         ==================

NOTE 5.           RELATED PARTY NOTE

The Company has a note with a relative of Joseph Passalaqua, Secretary of the Company. This note is due on December 27, 2005 and carries with it an interest rate of 10%. As of March 31, 2005 and December 31, 2004 the outstanding principal on the note was $34,500 and $2,500 and accrued interest was $556 and $3 respectively.

The Company has a revolving line of credit from the Lilly Beter Capital Group, Ltd which is affiliated with Lilly O. Beter, director of the Company, of which $557,764 and $548,027 was outstanding as of March 31, 2005 and December 31, 2004 respectively. Advances on the credit line are payable on demand and carry an interest rate of 8%-10%.

The Company has revolving lines of credit from Riviera Bay Holding Trust, a beneficial owner of common stock, of which $96,821 and $95,046 was outstanding as of March 31, 2005 and December 31, 2004. Advances on the credit line are payable on demand and carry an interest rate of 8%.

NOTE 6.           OPERATING LEASES

The Company leases office space for its corporate offices on a month to month lease for $7,500 a month.

NOTE 7.           MAJOR DIAL AROUND COMPENSATION PROVIDERS (COMMISSIONS)

The Company received approximately 95% of total dial around and zero-plus compensation (commissions) from two providers.

                                 USIP.COM, INC.
                 CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


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

                                                                         2004                2003
                                                                  ------------------  ------------------
Net Operating Losses                                                         741,059             603,981
Equipment Obsolescence                                                       (99,506)            (99,506)
Valuation Allowance                                                         (641,553)           (504,475)
                                                                  ------------------  ------------------
                                                                                   -                   -
                                                                  ==================  ==================

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

                                                                         2004                2003
                                                                  ------------------  ------------------
Provision (Benefit) at US Statutory Rate                                    (137,078)           (104,808)
Equipment Obsolescence                                                             -                   -
Increase (Decrease) in Valuation Allowance                                   137,078             104,808
                                                                  ------------------  ------------------
                                                                                   -                   -
                                                                  ==================  ==================

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 9.            GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates the Company as a going concern. However, the Company has sustained substantial operating losses in recent years, it has increased its line of credit borrowings to meet operating costs, while revenue's have declined over 13% for the year ended December 31, 2003 and over 32% for the year ended December 31, 2004. The Company

                                 USIP.COM, INC.
                 CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

also had one of its credit lines converted to fixed note during 2003. The company has a current ratio of .091 and .200 for the years ended December 31, 2004 and 2003, and has a deficit in stockholders' equity. The Companies ability to continue as a going concern is dependent upon obtaining the additional capital as well as additional revenue to be successful in its planned activity. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide them with the opportunity to continue as a going concern.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

         The following is a discussion and analysis of the results of operations of our company and should be read in conjunction with our financial statements and related notes contained in the Form 10-QSB. This Form 10-QSB contains forward looking statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may", "will", "expect", "anticipate", "estimate", "believe", "continue", or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operation or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are unable to accurately predict or control. Those events as well as any cautionary language in this Quarterly statement provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in this Form 10-QSB could have a material adverse effect on our business, operating results and financial condition. Actual results differ materially from current expectations. Among the factors that could effect our actual results and could cause results to differ from those contained in the forward-looking statements contained herein is our ability to expand our customer base, which will be dependent on business, financial and other factors beyond our control, including , among others, seasonal aspects such as the winter months that tend to reduce the frequency of outdoor payphone use on the east coast, ability to increase our size and marketing area by purchasing payphones and locations from independent telephone companies, and whether the public uses our payphones, together with all the risks inherent in the establishment of a new enterprise and marketing of new products.

BASIS OF PRESENTATION

         The unaudited consolidated financial statements of USIP.Com, Inc. ("USIP", the "Company", "our", or "we"), include the accounts of USIP.Com Inc. and its two wholly owned subsidiaries: Datone Inc. and NB Payphones Ltd. All significant inter-company amounts have been eliminated. The unaudited consolidated financial statements of USIP present herein, should be read in conjunction with the audited consolidated financial statements of USIP as of and for the year ended December 31, 2004. In the opinion of management, the unaudited consolidated financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation. Interim results are not necessary indicative of results to be expected for the entire year.

         We prepare our consolidated financial statements in accordance with generally accepted accounting principles, which require that management make estimates and assumptions that affect reported amounts. Actual results could differ from these estimates.

         Certain of the statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

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

         As of March 31, 2005, we owned and operated a network of approximately 511 payphones. Our installed payphone base generates revenue from three principle sources: coin-calls and non-coin calls, sales and service of payphones and pre-paid phone cards.

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


THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

REVENUES

         Our total revenue increased by $101,378 or approximately 127.72%, from $79,373 in the three months ended March 31, 2004 to $180,751 in the three months ended March 31, 2005. This increase was primarily attributable to an increase in the dial-around rate set by the Federal Communications Commission ("FCC"), from $.24 per dial-around call to $.494 per dial-around call. In addition to the increase in the dial-around rate the Company had a large one time sale of payphones in the first quarter of 2005.

         Our commissions increased by $4,353 or approximately 91.45%, from $4,759 in the three months ended March 31, 2004 to $9,112 in the three months ended March 31, 2005. This increase was primarily due to an increase in toll free phone calls on our network of payphones.

         Our coin call revenues decreased by $8,137 or approximately 23.74%, from $34,275 in the three months ended March 31, 2004 to $26,138 in the three months ended March 31, 2005. The decrease in coin call revenue was primarily attributable to the reduced number of payphones we operated coupled with the increased competition from wireless communication services. We reduced our network from approximately 557 payphones in 2004 to approximately 511 in 2005

         Our non-coin call revenue, which is comprised primarily of dial-around revenue and operator service revenue increased $61,439 approximately 705% from $8,714 in the three months ended March 31, 2004 to $70,153 in the three months ended March 31, 2005. This increase was primarily attributable to an increase in the dial-around rate set by the Federal Communications Commission ("FCC"), from $.24 per dial-around call to $.494 per dial-around call. This increase became effective September 27, 2004.

         Service & Repair Sales decreased by $606, when compared to the same period in 2004. Equipment sales increased by $46,364, from $440 for the three months ending March 31, 2004 to $46,804 in the three months ending March 31, 2005. This increase is primarily attributed to a one time large sale of payphones in the first quarter of 2005. Our phone card revenue decreased by $2,035 when compared to 2004. This decrease is due to increased competition from other phone card vendors along with loss of various site locations.

COSTS OF SALES

         Our overall cost of sales increased for the three months ending March 31, 2005 by $37,703 or approximately 35.81% when compared to the three months ending March 31, 2004. This increase in our overall cost is primarily due to cost of payphones sold. Our telecommunication costs decreased by $2,868, the cost of providing telephone service to 511 payphones in 2005 as compared to 557 payphones in 2004. This number reflects an overall reduction of 46 payphones due to our ongoing strategy of identifying and removing unprofitable payphones. Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment. If the site owner does not purchase the payphone, we remove it from the site.

         Our commissions' payable decreased by $488 due to a decrease in non-company owned payphones sites. Our contractor's fees decreased by $2,021 when compared to the same period in 2004 This decrease is due to the elimination of contractors and the re-organization of routes to manage them more efficiently. Depreciation expense decreased by $6,001 when compared to the same period in 2004. This decrease is due to certain assets being fully depreciated and our on going strategy of identifying unprofitable payphones, and selling them to the site owners. Once a payphone is sold to the site owner it is removed from our assets and depreciation schedules. We own telephone equipment and motor vehicles, which provide a service for a number of years. The term of service is commonly referred to as the "useful life" of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.

         Our cost of sales for repairs, service, travel and supplies decreased by $917 a direct result of the management team's ongoing efforts to reduce cost. Our phone card and phone cost expenses increased by $49,998 when comparing year 2005 to 2004. This increase is primarily due to cost of sales on a large one time sale of payphones.


OPERATION AND ADMINISTRATIVE EXPENSES

         Operating expenses increased by $15,001 or approximately 12.97% over the same period in 2004. Approximately 86 % of this increase is related to an increase of professional fees directly related with the proposed merger with Cornerstone Service Group, Inc. Salaries and related payroll taxes were reduced by $2,589 when compared to the same expenses for 2004. Our insurance expense decreased by $4,369 when compared to the same fiscal period 2004. This decrease is primarily attributable to the decrease in payroll. Rent increased by $7,901 when compared to 2004. Professional fees increased by $12,920 over 2004. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Expenses for outside services increased by $533 over 2004. Our telephone, utilities, office, vehicle and travel & entertainment expenses, together account for an increase of $605 when compared to the same period ending March 31, 2004.

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


GOING CONCERN QUALIFICATION

         In their  Independent  Auditor's  Report  for the  fiscal  year  ending
December 31, 2004, Robison, Hill & Co. states that we have incurred annual losses since inception raising substantial doubt about our ability to continue as a going concern.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

         Our primary sources of liquidity have been cash from operations and borrowing from various credit facilities. As of March 31, 2005, we have a note payable to Key Bank in the amount of $63,198. In addition, we have unsecured lines of credit with Lilly Beter Capital Group, Ltd. in the amount of $500,000 and Riviera Bay Holding Trust in the amount of $100,000, as of March 31, 2005 we have drawn on these line in the amount of $557,764 and $96,822 respectively.


ITEM 3.   CONTROLS AND PROCEDURES

a) As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a 15(e) and 15d 15e under the Securities Exchange Act of 1934) was performed under the supervision and with the participation of the Company's President and Controller, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's President and Controller have concluded that the Company's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be disclosed in this quarterly report is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC's rules and forms.

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

WE WILL DEPEND ON OUTSIDE MANUFACTURING SOURCES AND SUPPLIERS.

         We may contract with third party manufacturers to produce our products and we will depend on third party suppliers to obtain the raw materials necessary for the production of our products. We do not know what type of contracts we will have with such third party manufacturers and suppliers. In the event we outsource the manufacturing of our products, we will have limited control over the actual production process. Moreover, difficulties encountered by any one of our third party manufacturers, which result in product defects, delayed or reduced product shipments, cost overruns or our inability to fill orders on a timely basis, could have an adverse impact on our business. Even a short-term disruption in our relationship with third party manufacturers or suppliers could have a material adverse effect on our operations. We do not intend to maintain an inventory of sufficient size to protect ourselves for any significant period of time against supply interruptions, particularly if we are required to obtain alternative sources of supply.

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

         The penny stock regulations require that broker-dealers, who recommend penny stocks to persons other than institutional accredited investors make a special suitability determination for the purchaser, receive the purchaser's written agreement to the transaction prior to the sale and provide the purchaser with risk disclosure documents that identify risks associated with investing in penny stocks. Furthermore, the broker-dealer must obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before effecting a transaction in penny stock. These requirements have historically resulted in reducing the level of trading activity in securities that are subject to the penny stock rules.

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


                                                 USIP.Com, Inc.

                                                 (Registrant)


Dated:   May 12, 2005                         /s/ CRAIG BURTON
                                              ----------------
                                                 Craig Burton
                                                 President


Dated:   May 12, 2005                    /s/ KATHY CHRISTOPHER
                                                 Kathy Christopher
                                                 Controller