Form 10QSB
period 2005-06-30
USIP COM INC
filed 2005-08-04
CIK 1119721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

         (Mark One)

    ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

         For the transition period from                   to
                                       -------------------  --------------------

         Commission File Number 0-31193

                                 USIP.COM, INC.
                    -----------------------------------------
        (Exact name of small business issuer as specified in its charter)

                   UTAH                                 16-1583162
         ------------------------------------      --------------------
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

                           Yes   ( X )                   No   (   )

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,804,388 shares of Common Stock, $.01 par value, were outstanding as of June 30, 2005

         Transitional Small Business Disclosure Forms (check one):

                           Yes   (   )                    No   ( X )

                                 USIP.COM, INC.
                              INDEX TO FORM 10-QSB
                                  JUNE 30, 2005


                          PART I FINANCIAL INFORMATION


ITEM 1.           Financial Statements

                  Consolidated  Balance Sheets                               F-1
                  At December 31, 2004 and June 30, 2005

                  Consolidated Statements of Operations                      F-2
                  For the Three Months and Six Months Ended
                  June 30, 2005 and June 30, 2004

                  Consolidated Statements of Cash Flows                      F-4
                  For Six Months Ended June 30, 2005 and June 30, 2004

                  Notes to Consolidated Financial Statements                 F-5

ITEM 2.           Managements Discussion and Analysis of Financial             3
                  Condition and Results of Operation

ITEM 3.           Controls and Procedures                                     10

                            PART II OTHER INFORMATION

ITEM 1.           Legal Proceedings                                           11

ITEM 2.           Changes in Securities and Use of Proceeds                   11

ITEM 3.           Defaults Upon Senior Securities                             11

ITEM 4.           Submission of Matters to a Vote of Security Holders         11

ITEM 5.           Other Information                                           11

ITEM 6.           Exhibits and Reports on Form 8-K                            11


Signatures                                                                    12

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

         As of June 30, 2005, we owned and operated a network of approximately 468 payphones. Our installed payphone base generates revenue from three principle sources: coin-calls and non-coin calls, sales and service of payphones and pre-paid phone cards.

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


THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

REVENUES

         Our total revenue decreased by $39,292 or approximately 30.65%, from $128,212 in the three months ended June 30, 2004 to $88,920 in the three months ended June 30, 2005. This decrease was primarily attributable to removal of unprofitable phone locations and lower call volumes on our payphones resulting from the growth in wireless communications. We reduced our network of payphones from approximately 548 in June 30, 2004 to 468 as of June 30, 2005.

         Our commissions increased by $2,749 or approximately 45.59%, from $6,029 in the three months ended June 30, 2004 to $8,778 in the three months ended June 30, 2005. This increase was primarily due to an increase in long distance phone calls derived from advertisements on our network of payphones.

         Our coin call revenues decreased by $9,314 or approximately 27.79%, from $33,515 in the three months ended June 30, 2004 to $24,201 in the three months ended June 30, 2005. The decrease in coin call revenue was primarily attributable to the reduced number of payphones we operated coupled with the increased competition from wireless communication services. We reduced our network of payphones from approximately 548 in June 30, 2004 to 468 as of June 30, 2005.

         Our non-coin call revenue, which is comprised primarily of dial-around revenue and operator service revenue decreased $32,845 approximately 58.49% from $56,157 in the three months ended June 30, 2004 to $23,312 in the three months ended June 30, 2005. This decrease was primarily attributable to the reduction in payphones, reduced call volumes and increased competition from wireless communications services.

         Service & Repair Sales decreased by $2,445, when compared to the same period in 2004. Equipment sales increased by $2,123 from $2,338 for the three months ending June 30, 2004 to $4,461 in the three months ending June 30, 2005. Our phone card revenue increased by $440 when compared to 2004.


COSTS OF SALES

         Our overall cost of sales decreased for the three months ending June 30, 2005 by $14,813 or approximately 13.13% when compared to the three months ended June 30, 2004. Our telecommunication costs decreased by $8,844, the cost of providing telephone service to 468 payphones in 2005 as compared to 548 payphones in 2004. This number reflects an overall reduction of 80 payphones due to our ongoing strategy of identifying and removing unprofitable payphones. Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment. If the site owner does not purchase the payphone, we remove it from the site.


         Our commissions decreased by $788 due to a reduction in non-company owned payphones sites. Our contractor's fees decreased by $1,927 when compared to the same period in 2004 This decrease is due to the elimination of contractors and the re-organization of routes to manage them more efficiently. Depreciation expense decreased by $6,397 when compared to the same period in 2004. This decrease is due to certain assets being fully depreciated and our on going strategy of identifying unprofitable payphones, and selling them to the site owners. Once a payphone is sold to the site owner it is removed from our assets and depreciation schedules. We own telephone equipment and motor vehicles, which provide a service for a number of years. The term of service is commonly referred to as the "useful life" of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.

         Our cost of sales for repairs, service, travel and supplies decreased by $3,222. Our phone card and phone cost expenses increased by $6,365 when comparing year 2005 to 2004. This increase is primarily due to cost of sales on a large one time sale of payphones.


OPERATION AND ADMINISTRATIVE EXPENSES

         Operating expenses increased by $40,383 or approximately 43.18% over the same period in 2004. Approximately 53.64% of this increase is related to an increase of professional fees directly related with the proposed merger with Cornerstone Service Group, Inc. The merger agreement was terminated on June 22, 2005 by mutual agreement due to Cornerstone's deteriorating financial condition. Salaries and related payroll taxes were reduced by $3,772 when compared to the same expenses for 2004. Our insurance expense increased by $18,152 when being compared to the same period in 2004. Rent increased by $6,924 when compared to 2004. Professional fees increased by $21,663 over 2004. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Expenses for outside services decreased by $922 over 2004. Our telephone, utilities, office, vehicle and travel & entertainment expenses, together account for a decrease of $1,662 when compared to the same period ending June 30, 2004.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

REVENUES

         Our total revenue increased by $62,042 or approximately 29.9%, from $207,631 in the six months ended June 30, 2004 to $269,673 in the six months ended June 30, 2005. This increase was primarily attributable to an increase in the dial-around rate set by the Federal Communications Commission ("FCC"), from $.24 per dial-around call to $.494 per dial-around call. In addition to the increase in the dial-around rate the Company had a large one time sale of payphones in the first quarter of 2005.

         Our commissions increased by $7,102 or approximately 65.84%, from $10,788 in the six months ended June 30, 2004 to $17,890 in the six months ended June 30, 2005. This increase was primarily due to an increase in long distance phone calls derived from advertisements on our network of payphones.

         Our coin call revenues decreased by $17,451 or approximately 25.74%, from $67,790 in the six months ended June 30, 2004 to $50,339 in the six months ended June 30, 2005. The decrease in coin call revenue was primarily attributable to the reduced number of payphones we operated coupled with the increased competition from wireless communication services. We reduced our network of payphones from approximately 548 in June 30, 2004 to 468 as of June 30, 2005.

         Our non-coin call revenue, which is comprised primarily of dial-around revenue and operator service revenue increased $28,594 approximately 44% from $64,871 in the six months ended June 30, 2004 to $93,465 in the six months ended June 30, 2005. This increase was primarily attributable to an increase in the dial-around rate set by the Federal Communications Commission ("FCC"), from $.24 per dial-around call to $.494 per dial-around call. This increase became effective September 27, 2004.

         Service & Repair Sales decreased by $3,097 when compared to the same period in 2004. Equipment sales increased by $45,119, from $6,148 in the six months ending June 30, 2004 to $61,267 in the six months ending June 30, 2005. This increase is primarily attributed to a one time large sale of payphones in the first quarter of 2005. Our phone card revenue increased by $1,775 when compared to 2004.


COSTS OF SALES

         Our overall cost of sales increased in the six months ending June 30, 2005 by $22,892 or approximately 10.5% when compared to the six months ending June 30,, 2004. This increase in our overall cost is primarily due to cost of payphones sold. Our telecommunication costs decreased by $11,712, the cost of providing telephone service to 468 payphones in 2005 as compared to 548 payphones in 2004. This number reflects an overall reduction of 80 payphones due to our ongoing strategy of identifying and removing unprofitable payphones. Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment. If the site owner does not purchase the payphone, we remove it from the site.


         Our commissions decreased by $1,274 due to a reduction in non-company owned payphones sites. Our contractor's fees decreased by $3,948 when compared to the same period in 2004 This decrease is due to the elimination of contractors and the re-organization of routes to manage them more efficiently. Depreciation expense decreased by $12,397 when compared to the same period in 2004. This decrease is due to certain assets being fully depreciated and our on going strategy of identifying unprofitable payphones, and selling them to the site owners. Once a payphone is sold to the site owner it is removed from our assets and depreciation schedules. We own telephone equipment and motor vehicles, which provide a service for a number of years. The term of service is commonly referred to as the "useful life" of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.

         Our cost of sales for repairs, service, travel and supplies decreased by $1,640 a direct result of the management team's ongoing efforts to reduce cost. Our phone card and phone cost expenses increased by $53,863 when comparing year 2005 to 2004. This increase is primarily due to cost of sales on a large one time sale of payphones.


OPERATION AND ADMINISTRATIVE EXPENSES

         Operating expenses increased by $55,381 or approximately 26.5% over the same period in 2004. Approximately 62.6% of this increase is related to an increase of professional fees directly related with the proposed merger with Cornerstone Service Group, Inc. The merger agreement was terminated on June 22, 2005 by mutual agreement due to Cornerstone's deteriorating financial condition. Salaries and related payroll taxes were reduced by $6,361 when compared to the same period in 2004. Our insurance expense increased by $13,783 when compared to the same fiscal period 2004. Rent increased by $14,482 when compared to 2004. Professional fees increased by $34,674 over 2004. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Expenses for outside services decreased by $390 over 2004. Our telephone, utilities, office, vehicle and travel & entertainment expenses, together account for a decrease of $807 when compared to the same period ending June 30, 2004.



TERMINATION OF A MATERIAL DEFINITIVE AGREEMENT

         On May 24, 2004, USIP.Com, Inc. ("USIP") signed an Agreement and Plan of Merger ("Agreement") with Cornerstone Services Group, Inc. ("Cornerstone"). Under the terms of the proposed Merger, Cornerstone was to merge into USIP, with USIP to remain the surviving corporation. Thereafter the name of the surviving corporation was to be changed to Cornerstone Service Group, Inc.

         Since entering the Agreement the parties have been pursuing the Merger, but were ultimately unable to complete the transaction due to Cornerstone's deteriorating financial condition. On June 22, 2005 the parties mutually agreed to terminate the Agreement and to cease further efforts to effect the Merger. No termination penalties will be incurred by USIP.

         The Securities and Exchange Commission maintains an Internet site at http://www.sec.gov where the public can review a copy of our reports including the June 23, 2005 form 8-K which details the termination of the merger agreement between USIP and Cornerstone.


GOING CONCERN QUALIFICATION

         In their  Independent  Auditor's  Report  for the  fiscal  year  ending
December 31, 2004, Robison, Hill & Co. states that we have incurred annual losses since inception raising substantial doubt about our ability to continue as a going concern.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

         Our primary sources of liquidity have been cash from operations and borrowing from various credit facilities. As of June 30, 2005, we have a note payable to Key Bank in the amount of $62,744. In addition, we have unsecured lines of credit with Lilly Beter Capital Group, Ltd. and Riviera Bay Holding Trust, as of June 30, 2005 we have drawn on these line in the amount of $567,627 and $98,617 respectively. The Company has a note with a relative of Joseph Passalaqua, Secretary of the Company, as of June 30, 2005 the outstanding amount was $61,748.



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


WE ARE CURRENTLY SUBJECT TO SEC REGULATIONS RELATING TO LOW-PRICED STOCKS, THE MARKET FOR OUR COMMON STOCK COULD BE ADVERSELY AFFECTED.

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


ITEM 3.   CONTROLS AND PROCEDURES

The  Company's  Chief  Executive   Officer  and  Chief  Financial   Officer  are
responsible for establishing and maintaining disclosure controls and procedures for the Company.

         (a) Evaluation of Disclosure Controls and Procedures

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Company's President concluded that, as of the end of the period, the Company's disclosure controls and procedures were effective in timely alerting him to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act.

         (b) Changes in Internal Controls

         Based on his evaluation as of June 30, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



PART II OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS
                  Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES ANS USE OF PROCEEDS.
                  Not applicable

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

(b)      Reports on Form 8K

Form 8-K dated May 24, 2004 was filed pursuant to Item 5 (Other Events). Form 8-K dated June 23, 2005 was filed pursuant to Item 5 (Other Events)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            USIP.Com, Inc.

                                            (Registrant)



Dated:   August 2, 2005                   /s/ CRAIG BURTON
                                         -------------------
                                         Craig Burton
                                         President, USIP. Com Inc.



Dated:  August 2, 2005                  /s/ KATHY CHRISTOPHER
                                        ---------------------
                                        Controller, USIP.Com, Inc.