Form 10QSB/A
period 2005-06-30
USIP COM INC
filed 2005-08-04
CIK 1119721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB/A

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

                                 USIP.COM, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2005 AND DECEMBER 31, 2004

                                                                                 (Unaudited)
                                                                                   June 30,          December 31,
                                                                                     2005                2004
                                                                              ------------------  ------------------
CURRENT ASSETS
  Cash                                                                        $            5,512  $            5,412
  Commissions and Sales Receivable, Net                                                   83,647              57,148
  Inventory                                                                               17,145              17,145
  Prepaid Expenses                                                                         3,655               1,630
                                                                              ------------------  ------------------

TOTAL CURRENT ASSETS                                                                     109,959              81,335
                                                                              ------------------  ------------------

FIXED ASSETS
  Telephone and Office Equipment                                                       1,689,260           1,870,410
  Vehicle                                                                                 76,367              76,367
                                                                              ------------------  ------------------
                                                                                       1,765,627           1,946,777
  Less: Accumulated Depreciation                                                      (1,515,384)         (1,556,998)
                                                                              ------------------  ------------------

               Net Fixed Assets                                                          250,243             389,779
                                                                              ------------------  ------------------

TOTAL ASSETS                                                                  $          360,202  $          471,114
                                                                              ==================  ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable                                                            $          241,508  $          205,871
  Line of Credit                                                                         666,244             643,076
  Accrued Payroll and Payroll Taxes                                                        5,126               6,802
  Accrued State Gross Receipts Taxes                                                       3,255               2,438
  Other Accrued Expenses                                                                   1,349               1,028
  Related Party Note                                                                      62,176               2,500
  Current Portion of Long-Term Debt                                                       98,665              33,193
                                                                              ------------------  ------------------

TOTAL CURRENT LIABILITIES                                                              1,078,323             894,908
                                                                              ------------------  ------------------

Long-Term Liabilities
  Notes Payable                                                                           67,527              75,522
                                                                              ------------------  ------------------

TOTAL LONG-TERM LIABILITIES                                                               67,527              75,522
                                                                              ------------------  ------------------

TOTAL LIABILITIES                                                                      1,145,850             970,430
                                                                              ------------------  ------------------

STOCKHOLDERS' EQUITY
    Common Stock, $.01 par value  25,000,000 shares                                      178,044             178,044
      authorized, 17,804,388 shares issued and outstanding
      at June 30, 2005 and December 31, 2004
  Additional Paid In Capital                                                           1,462,558           1,462,558
  Retained Earnings                                                                   (2,426,250)         (2,139,918)
                                                                              ------------------  ------------------

TOTAL STOCKHOLDERS' EQUITY                                                              (785,648)           (499,316)
                                                                              ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $          360,202  $          471,114
                                                                              ==================  ==================

                    The accompanying notes are an integral part of these financial statements.

                                 USIP.COM, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                                               For the three months ended              For the six months ended
                                                        June 30,                               June 30,
                                                2005                2004                2005               2004
                                          -----------------   -----------------  ------------------ ------------------
SALES
  Commissions                             $           8,778   $           6,029  $           17,890 $           10,788
  Coin Collections                                   24,201              33,515              50,339             67,790
  Dial Around                                        23,312              56,157              93,465             64,871
  Equipment Sales                                     4,461               2,338              51,267              6,148
  Phone Card Sales                                    1,555               1,115               3,330              1,555
  Service and Repair Sales                           26,613              29,058              53,382             56,479
      Total Sales                                    88,920             128,212             269,673            207,631
                                          -----------------   -----------------  ------------------ ------------------

COST OF SALES
  Telecommunications Costs                           44,386              53,230              88,865            100,577
  Commissions                                           349               1,137                 920              2,194
  Contractor Fees                                         0               1,927                   0              3,948
  Repairs and Service Supplies                          469               4,031               4,409              6,752
  Depreciation                                       42,836              49,233              86,068             98,465
  Phone Cards and Phone Costs                         6,365                   0              53,863                  0
  Travel                                              3,595               3,255               6,869              6,166
      Total Cost of Sales                            98,000             112,813             240,994            218,102
                                          -----------------   -----------------  ------------------ ------------------

                                                     (9,080)             15,399              28,679            (10,471)
                                          -----------------   -----------------  ------------------ ------------------













   The accompanying notes are an integral part of these financial statements.

                                 USIP.COM, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)
                                   (CONTINUED)

                                              For the three months ended             For the six months ended
                                                       June 30,                              June 30,
                                                2005              2004                2005               2004
                                         ------------------ -----------------  ------------------ ------------------
OPERATING EXPENSES
  Salaries and Wages                     $           37,844 $          41,107  $           81,074 $           86,966
  Payroll Taxes                                       2,372             2,881               7,801              8,270
  Insurance                                          23,999             5,847              34,220             20,437
  Telephone                                           2,598             3,510               5,447              7,067
  Outside Services                                      347             1,269               4,849              5,239
  Utilities                                           1,206             1,441               3,123              2,653
  Vehicle Expenses                                      379               193               1,700              2,088
  Rent                                               22,695            15,771              45,835             31,353
  Professional Fees                                  38,805            17,142              72,233             37,559
  Travel and Entertainment                                0                16                  31                 16
  Office Expense                                      3,670             4,355               8,267              7,551
      Total Operating Expenses                      133,915            93,532             264,580            209,199
                                         ------------------ -----------------  ------------------ ------------------

                                                   (142,995)          (78,133)           (235,901)          (519,670)
                                         ------------------ -----------------  ------------------ ------------------

OTHER INCOME (EXPENSE)
  Gain (Loss) on Sale of Equipment                    5,131               254             (17,725)               454
  Prov For State Tax                                     59             4,541                (751)             5,090
  Interest Expense                                  (16,764)          (12,703)            (31,954)           (25,195)
      Total Other Income                            (11,574)           (7,908)            (50,430)           (19,651)
                                         ------------------ -----------------  ------------------ ------------------

NET INCOME                               $         (154,569)$         (86,041) $         (286,331)$         (239,321)
                                         ================== =================  ================== ==================

Weighted Common Shares Outstanding               17,804,388        17,804,388          17,804,388         17,804,388

Net Loss per Common Share                $         (0.01)   $        (0.00)    $         (0.02)   $         (0.01)
                                         ================== =================  ================== ==================


   The accompanying notes are an integral part of these financial statements.

                                  USIP.COM, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                                     For the six months ended
                                                                                             June 30,
                                                                                     2005                2004
                                                                              ------------------   -----------------

Cash Flows From Operating Activities:
    Net (Loss)                                                                $         (286,331)  $        (239,321)
    Adjustments to reconcile net  (loss) to net
        cash provided (used) by operating activities:
  Depreciation Expense                                                                    86,068              98,465
  (Gain) Loss on Sale of Equipment                                                        17,725                (454)
  (Increase) Decrease in Commission Receivables                                          (26,499)             52,848
  (Increase) Decrease in Prepaid Expense                                                  (2,025)                187
  Increase (Decrease) in Accounts Payable                                                 35,637              (3,946)
  Increase (Decrease) in Accrued Expenses                                                 (1,355)             21,048
  Increase (Decrease) in Gross Receipts Tax                                                  817              (5,190)
                                                                              ------------------   -----------------

            Net cash (used) by operating activities                                     (175,963)            (76,363)
                                                                              ------------------   -----------------

Cash Flows From Investing Activities:
  Proceeds from Sale of Equipment                                                         35,743               6,148
                                                                              ------------------   -----------------

            Net cash (used) by investing activities                                       35,743               6,148
                                                                              ------------------   -----------------

Cash Flows From Financing Activities:
  Proceeds received from Line of Credit                                                   23,168              90,000
 Proceeds from issuance of Related Party Payable                                          70,249                   0
 Payments on Related Party Payable                                                       (10,573)                  0
 Proceeds from issuance of Notes Payable                                                  73,106                   0
 Payments on Notes Payable                                                               (15,630)            (15,257)
                                                                              ------------------   -----------------

            Net cash provided by financing activities                                    140,320              74,743
                                                                              ------------------   -----------------

Net Increase (Decrease)  in cash                                                             100               4,528

Cash - Beginning of Period                                                                 5,412               6,121
                                                                              ------------------   -----------------

Cash - End of Period                                                          $            5,512   $          10,649
                                                                              ==================   =================

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During Period The Period For:
    Interest                                                                  $            3,857   $           4,052






   The accompanying notes are an integral part of these financial statements.

                                 USIP.COM, INC.
                 CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004


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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM REPORTING

The unaudited financial statements as of June 30, 2005 and for the six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                                 USIP.COM, INC.
                 CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004


The Company maintains cash balances with a financial institution insured by the Federal Deposit Insurance Corporation up to $100,000. There are no uninsured balances at June 30, 2005 or December 31, 2004.
CASH AND CASH EQUIVALENTS

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

                                 USIP.COM, INC.
                 CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004


NOTE 2.           INVENTORY

Inventory is valued at the lower of cost, determined on the first-in, first-out basis (FIFO), or market value. Inventory consists of the following:


                                       June 30,              December 31,
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
                                   =================      ==================

NOTE 3.           COMMISSIONS AND SALES RECEIVABLE

Commissions and Sales Receivable consists of the following at June 30, 2005 and December 31, 2004:


                                     June 30,           December 31,
                                       2005                 2004
                                 -----------------    -----------------
Commissions Receivable           $          70,023    $          54,200
Sales Receivable                            13,623                2,948
                                 -----------------    -----------------
                                 $          83,646    $          57,148
                                 =================    =================

NOTE 4.           LONG-TERM DEBT

Long-term debt as of June 30, 2005 and December 31, 2004 is as follows:


                                                                                          June 30,         December 31,
                                                                                            2005               2004
                                                                                     ------------------  -----------------
Vehicle Note, Monthly payments of $462 with interest at 9.25%                        $            4,845  $           4,845
Vehicle Note, Monthly payments of $261 with interest at 12.4%                                         -                  -
Bank Note, Monthly payments of $1,825 with interest at 7.5%                                      61,790             70,069
Vehicle Note, Monthly payment of $535 w/interest at 8.2%                                         16,471             18,580
Vehicle Note, Monthly payment of $589 w/interest at  8.2%                                        12,766             15,221
Note Payable, Due August 1, 2005, interest at 10%                                                 7,810                  -
Note Payable, Due September1, 2005, interest at 10%                                               7,752                  -
Note Payable, Due October1, 2005, interest at 10%                                                 7,686                  -
Note Payable, Due November 1, 2005, interest at 10%                                               7,625                  -
Note Payable, Due December 1, 2005, interest at 10%                                               7,600                  -
Note Payable, Due July 3, 2005, interest at 10%                                                  31,847                  -
                                                                                     ------------------  -----------------
                                                                                                166,192            108,715

Less current portion of long-term debt                                                           98,665             33,193
                                                                                     ------------------  -----------------

                                                                                     $           67,527  $          75,522
                                                                                     ==================  =================

                                 USIP.COM, INC.
                 CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004


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
                                         ==================

NOTE 5.           RELATED PARTY NOTE

The Company has several notes with a relative of Joseph Passalaqua, Secretary of the Company. These notes have due dates from June 7, 2005 to July 21, 2006 and carry interest rates between 10% and 16%. As of June 30, 2005 and December 31, 2004 the outstanding principal on the note was $60,000 and $2,500 and accrued interest was $2,176 and $3 respectively.

The Company has a revolving line of credit from the Lilly Beter Capital Group, Ltd which is affiliated with Lilly O. Beter, director of the Company, of which $567,627 and $548,027 was outstanding as of June 30, 2005 and December 31, 2004 respectively. Advances on the credit line are payable on demand and carry an interest rate of 8%-10%.

The Company has revolving lines of credit from Riviera Bay Holding Trust, a beneficial owner of common stock, of which $98,617 and $95,046 was outstanding as of June 30, 2005 and December 31, 2004. Advances on the credit line are payable on demand and carry an interest rate of 8%.

NOTE 6.           OPERATING LEASES

The Company leases office space for its corporate offices on a month to month lease for $7,500 a month.


NOTE 7.           MAJOR DIAL AROUND COMPENSATION PROVIDERS (COMMISSIONS)

The Company received approximately 95% of total dial around and zero-plus compensation (commissions) from two providers.

                                 USIP.COM, INC.
                 CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004


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


                                            2004                2003
                                   ------------------  ------------------
Net Operating Losses                          741,059             603,981
Equipment Obsolescence                        (99,506)            (99,506)
Valuation Allowance                          (641,553)           (504,475)
                                   ------------------  ------------------
                                                    -                   -
                                   ==================  ==================

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:


                                                      2004                2003
                                               --------------  ---------------
Provision (Benefit) at US Statutory Rate             (137,078)        (104,808)
Equipment Obsolescence                                      -                -
Increase (Decrease) in Valuation Allowance            137,078          104,808
                                               --------------  ---------------
                                                            -                -
                                               ==============  ===============

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

                                 USIP.COM, INC.
                 CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

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


NOTE 10.            MERGER AGREEMENT

On May 24, 2004 the Company signed an Agreement and Plan of Merger ("Agreement") with Cornerstone Services Group, Inc. ("Cornerstone"). Under the terms of the proposed Merger Cornerstone was to merge into the Company, with the Company to remain the surviving corporation. Thereafter the name of the surviving corporation was to be changed to Cornerstone Services Group, Inc. Since entering the Agreement the parties have been pursuing the Merger, but were ultimately unable to complete the transaction due to Cornerstone's deteriorating financial condition. On June 22, 2005 the parties mutually agreed to terminate the Agreement and to cease further efforts to effect the Merger. No termination penalties will be incurred by USIP.

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