Form 10QSB
period 2005-09-30
USIP COM INC
filed 2005-11-10
CIK 1119721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                   to
                              -------------------   ---------------------------

Commission File Number 0-31193

                                 USIP.COM, INC.
                    -----------------------------------------
        (Exact name of small business issuer as specified in its charter)

          UTAH                                        16-1583162
--------------------------------            -----------------------------------
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

             Yes   ( X )                                 No   (   )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,804,388 shares of Common Stock, $.01 par value, were outstanding as of September 30, 2005

Transitional Small Business Disclosure Forms (check one):

             Yes   (   )                                 No   ( X )

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

              Yes   (   )                                 No   ( X )

                                 USIP.COM, INC.
                              INDEX TO FORM 10-QSB
                               SEPTEMBER 30, 2005


                          PART I FINANCIAL INFORMATION


ITEM 1.           Financial Statements

                  Consolidated Balance Sheets                                F-1
                  At December 31, 2004 and September 30, 2005

                  Consolidated Statements of Operations                      F-2
                  For the Three Months and Nine Months Ended
                  September 30, 2005 and September 30, 2004

                  Consolidated Statements of Cash Flows                      F-4
                  For  Nine Months Ended
                  September 30, 2005 and September 30, 2004

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

                                 USIP.COM, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                                                                      (Unaudited)
                                                                     September 30,               December 31,
                                                                         2005                        2004
                                                                    ----------------           -----------------
CURRENT ASSETS
  Cash                                                                        $ 448                     $ 5,412
  Commissions and Sales Receivable, Net                                      90,161                      57,148
  Inventory                                                                  17,145                      17,145
  Prepaid Expenses                                                            1,630                       1,630
                                                                    ----------------           -----------------

TOTAL CURRENT ASSETS                                                        109,384                      81,335
                                                                    ----------------           -----------------

FIXED ASSETS
  Telephone and Office Equipment                                          1,689,260                   1,870,410
  Vehicle                                                                    76,367                      76,367
                                                                    ----------------           -----------------
                                                                          1,765,627                   1,946,777
  Less: Accumulated Depreciation                                         (1,558,220)                 (1,556,998)
                                                                    ----------------           -----------------

               Net Fixed Assets                                             207,407                     389,779
                                                                    ----------------           -----------------

TOTAL ASSETS                                                              $ 316,791                   $ 471,114
                                                                    ================           =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable                                                        $ 210,222                   $ 205,871
  Line of Credit                                                            687,538                     643,076
  Accrued Payroll and Payroll Taxes                                           1,200                       6,802
  Accrued State Gross Receipts Taxes                                          2,268                       2,438
  Other Accrued Expenses                                                      2,963                       1,028
  Related Party Note                                                         71,902                       2,500
  Current Portion of Long-Term Debt                                         133,588                      33,193
                                                                    ----------------           -----------------

TOTAL CURRENT LIABILITIES                                                 1,109,681                     894,908
                                                                    ----------------           -----------------

Long-Term Liabilities
  Notes Payable                                                              61,108                      75,522
                                                                    ----------------           -----------------

TOTAL LONG-TERM LIABILITIES                                                  61,108                      75,522
                                                                    ----------------           -----------------

TOTAL LIABILITIES                                                         1,170,789                     970,430
                                                                    ----------------           -----------------

STOCKHOLDERS' EQUITY
    Common Stock, $.01 par value  25,000,000 shares                         178,044                     178,044
      authorized, 17,804,388 shares issued and outstanding
      at September 30, 2005 and December 31, 2004
  Additional Paid In Capital                                              1,462,558                   1,462,558
  Retained Earnings                                                      (2,494,600)                 (2,139,918)
                                                                    ----------------           -----------------

TOTAL STOCKHOLDERS' EQUITY                                                 (853,998)                   (499,316)
                                                                    ----------------           -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 316,791                   $ 471,114
                                                                    ================           =================


                             See Accompanying Notes

                                 USIP.COM, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                          For the three months ended           For the nine months ended
                                                                September 30,                        September 30,
                                                            2005               2004             2005               2004
                                                       ----------------     ------------     ------------       ------------
SALES
  Commissions                                                  $ 8,941          $ 9,534         $ 26,831           $ 20,322
  Coin Collections                                              24,749           32,463           75,088            100,253
  Payphone Collection                                              239                0              239                  0
  Dial Around                                                   40,339           30,977          133,803             95,848
  Equipment Sales                                                1,196            1,408           52,463              7,556
  Phone Card Sales                                               1,145              240            4,476              1,795
  Service and Repair Sales                                      27,743           31,042           81,125             87,520
                                                       ----------------     ------------     ------------       ------------
      Total Sales                                              104,352          105,664          374,025            313,294
                                                       ----------------     ------------     ------------       ------------

COST OF SALES
  Telecommunications Costs                                      37,394           51,364          126,259            151,941
  Commissions                                                        0              896              919              3,090
  Contractor Fees                                                    0            1,590                0              5,538
  Repairs and Service Supplies                                   2,464            2,569           60,737              9,321
  Depreciation                                                  42,836           49,233          128,904            147,697
  Phone Cards and Phone Costs                                        0                0                0                  0
  Travel                                                         1,246            3,401            8,116              9,567
                                                       ----------------     ------------     ------------       ------------
      Total Cost of Sales                                       83,940          109,053          324,935            327,154
                                                       ----------------     ------------     ------------       ------------

Gross Profit                                                    20,412           (3,389)          49,090            (13,860)
                                                       ----------------     ------------     ------------       ------------

                                 USIP.COM, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)
                                   (Continued)

                                                   For the three months ended                For the nine months ended
                                                          September 30,                            September 30,
                                                   2005                 2004                  2005               2004
                                              ---------------     ------------------     ---------------     --------------
OPERATING EXPENSES
  Officers' Salaries                                  11,058                 17,028              43,404             50,568
  Salaries and Wages                                  23,506                 24,931              72,234             78,356
  Payroll Taxes                                        2,423                  2,993              10,223             11,263
  Insurance                                            2,291                  5,475              36,511             25,912
  Telephone                                            4,303                  3,941               9,750             11,008
  Outside Services                                     1,270                  1,448               6,119              6,686
  Utilities                                            1,019                  1,312               4,142              3,966
  Vehicle Expenses                                     1,465                    659               3,165              2,746
  Rent                                                22,670                 15,747              68,505             47,100
  Professional Fees                                      165                  8,060              72,398             45,620
  Travel and Entertainment                                 0                    762                  31                778
  Office Expense                                       1,959                    397               9,953              7,948
                                              ---------------     ------------------     ---------------     --------------
      Total Operating Expenses                        72,129                 82,753             336,435            291,951
                                              ---------------     ------------------     ---------------     --------------

Operating Income                                     (51,717)               (86,142)           (287,345)          (305,811)
                                              ---------------     ------------------     ---------------     --------------

OTHER INCOME (EXPENSE)
  Forgiveness of Debt                                 18,949                      0              18,949                  0
  Gain (Loss) on Sale of Equipment                         0                      0             (17,725)                 0
  Other Expenses                                      (3,500)                     0              (3,500)                 0
  Prov For State Tax                                       0                    (94)               (751)             4,996
  Interest Expense                                   (33,067)               (14,911)            (64,310)           (39,652)
                                              ---------------     ------------------     ---------------     --------------
      Total Other Income                             (17,618)               (15,005)            (67,337)           (34,656)
                                              ---------------     ------------------     ---------------     --------------

NET INCOME                                         $ (69,335)            $ (101,147)         $ (354,682)         $(340,467)
                                              ===============     ==================     ===============     ==============

Weighted Common Shares Outstanding                17,804,388             17,804,388          17,804,388         17,804,388

Net Loss per Common Share                            $ (0.00)               $ (0.01)            $ (0.02)           $ (0.02)
                                              ===============     ==================     ===============     ==============


                             See Accompanying Notes

               USIP.COM, INC CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                               For the nine months ended
                                                                                     September 30,
                                                                            2005                        2004
                                                                      -----------------            ---------------

Cash Flows From Operating Activities:
    Net (Loss)                                                               ($354,682)                 ($340,467)
    Adjustments to reconcile net  (loss) to net
        cash provided (used) by operating activities:
             Depreciation Expense                                              111,179                    147,697
             (Gain) Loss on Sale of Equipment                                   17,725                          0
             (Increase) Decrease in Commission Receivables                     (33,013)                    45,704
             (Increase) Decrease in Prepaid Expense                                  0                      3,359
             Increase (Decrease) in Accounts Payable                             4,351                     40,673
             Increase (Decrease) in Accrued Expenses                            (3,667)                    28,612
             Increase (Decrease) in Gross Receipts Tax                            (170)                    (5,096)
                                                                      -----------------            ---------------

            Net cash (used) by operating activities                           (258,277)                   (79,518)
                                                                      -----------------            ---------------

Cash Flows From Investing Activities:
             Proceeds from Sale of Equipment                                    53,468                      9,222
                                                                      -----------------            ---------------

            Net cash (used) by investing activities                             53,468                      9,222
                                                                      -----------------            ---------------

Cash Flows From Financing Activities:
             Proceeds received from Line of Credit                              44,462                     90,000
            Proceeds from issuance of Related Party Payable                     79,975                          0
            Payments on Related Party Payable                                  (10,573)                         0
            Proceeds from issuance of Notes Payable                            105,358                          0
            Payments on Notes Payable                                          (19,377)                   (19,892)
                                                                      -----------------            ---------------

            Net cash provided by financing activities                          199,845                     70,108
                                                                      -----------------            ---------------

Net Increase (Decrease)  in cash                                              (359,646)                      (188)

Cash - Beginning of Period                                                       5,412                      6,121
                                                                      -----------------            ---------------

Cash - End of Period                                                         ($354,234)                    $5,933
                                                                      =================            ===============

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During Period The Period For:
    Interest                                                                    $1,485                     $7,214


                             See Accompanying Notes

                                 USIP.COM, INC.
                 CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

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

Summary of Significant Accounting Policies

Interim Reporting

The unaudited financial statements as of September 30, 2005 and for the three and nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Principles of Consolidation

The accompanying consolidated Financial Statements include the accounts of USIP.COM, Inc. and its wholly owned subsidiaries, Datone, Inc. and NB Payphones, LTD. Intercompany transactions and balances have been eliminated in consolidation and combination.

Concentrations of Credit Risk

The Company's payphones are located primarily in New York State and parts of Pennsylvania and usage of those phones may be affected by economic conditions in those areas. The company has experienced about a 30% drop in revenue's, due to increased competition from other payphone providers and increase usage of wireless communications.

The Company maintains cash balances with a financial institution insured by the Federal Deposit Insurance Corporation up to $100,000. There are no uninsured balances at September 30, 2005 or December 31, 2004.

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

Note 2.  Inventory

Inventory is valued at the lower of cost, determined on the first-in, first-out basis (FIFO), or market value. Inventory consists of the following:

                                    September 30,        December 31,
                                        2005                 2004
                                   ----------------     ----------------
Calling Cards                      $     583            $     583
Parts and Accessories                16,562               16,562
                                   ----------------     ----------------
                                   $17,145              $17,145
                                   ================     ================

Note 3.  Commissions and Sales Receivable

Commissions and Sales Receivable consists of the following at September 30, 2005 and December 31, 2004:

                           September 30,        December 31,
                                2005                2004
                         -------------------  ------------------
Commissions Receivable   $75,324              $54,200
Sales Receivable           14,837                 2,948
                         -------------------  ------------------
                         $90,161              $57,148
                         ===================  ==================

Note 4.  Long-term Debt

Long-term debt as of September 30, 2005 and December 31, 2004 is as follows:

                                                                                       September 30,       December 31,
                                                                                            2005               2004
                                                                                     ------------------- ------------------
Vehicle Note, Monthly payments of $462 with interest at 9.25%                        $4,845              $4,845
Vehicle Note, Monthly payments of $261 with interest at 12.4%                        -                   -
Bank Note, Monthly payments of $1,825 with interest at 7.5%                          57,502              70,069
Vehicle Note, Monthly payment of $535 w/interest at 8.2%                             15,206              18,580
Vehicle Note, Monthly payment of $589 w/interest at  8.2%                            11,784              15,221
Note Payable, Due August 1, 2005, interest at 10%                                    8,095               -
Note Payable, Due September1, 2005, interest at 10%                                  7,988               -
Note Payable, Due October1, 2005, interest at 10%                                    7,883               -
Note Payable, Due November 1, 2005, interest at 10%                                  7,817               -
Note Payable, Due December 1, 2005, interest at 10%                                  7,753               -
Note Payable, Due July 3, 2005, interest at 10%                                      42.945              -
Note Payable, Due January 2, 2006, interest at 10%                                   7,689
Note Payable, Due February 1, 2006, interest at 10%                                  7,626
Note Payable, Due March 1, 2006, interest at 10%                                     7,563

                                                                                     194,696             108,715

Less current portion of long-term debt                                               133,588             33,193
                                                                                     ------------------- ------------------

                                                                                     $61,108             $75,522
                                                                                     =================== ==================

Aggregate annual maturities required on long-term debt at December 31, 2004 are as follows:

      2005                                     $33,193
      2006                                     30,471
      2007                                     28,630
      2008                                     16,421
      2009                                     -
      Thereafter                               -
                                               ------------------
                                               $108,715
                                               ==================


Note 5.           Related Party Note

The Company has several notes with a relative of Joseph Passalaqua, Secretary of the Company. These notes have due dates from June 7, 2005 to July 21, 2006 and carry interest rates between 10% and 16%. As of September 30, 2005 and December 31, 2004 the outstanding principal on the note was $65,000 and $2,500 and accrued interest was $6,902 and $3 respectively.

The Company has a revolving line of credit from the Lilly Beter Capital Group, Ltd which is affiliated with Lilly O. Beter, director of the Company, of which $586,201 and $548,027 was outstanding as of September 30, 2005 and December 31, 2004 respectively. Advances on the credit line are payable on demand and carry an interest rate of 8%-10%.

The Company has revolving lines of credit from Riviera Bay Holding Trust, a beneficial owner of common stock, of which $101,337 and $95,046 was outstanding as of September 30, 2005 and December 31, 2004. Advances on the credit line are payable on demand and carry an interest rate of 8%.

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

                                             2004                2003
                                       ------------------  ------------------
      Net Operating Losses             741,059             603,981
      Equipment Obsolescence           (99,506)            (99,506)
      Valuation Allowance              (641,553)           (504,475)
                                       ------------------  ------------------
                                       -                   -
                                       ==================  ==================

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

                                                   2004                2003
                                             ------------------  --------------
Provision (Benefit) at US Statutory Rate     (137,078)           (104,808)
Equipment Obsolescence                       -                   -
Increase (Decrease) in Valuation Allowance   137,078             104,808
                                             ------------------  --------------
                                             -                   -
                                             ==================  ==============

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

         As of September 30, 2005, we owned and operated a network of approximately 411 payphones. Our installed payphone base generates revenue from three principle sources: coin-calls and non-coin calls, sales and service of payphones and pre-paid phone cards.

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


THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

REVENUES

         Our total revenue decreased by $1,312 or approximately 1.25%, from $105,664 in the three months ended June 30, 2004 to $104,352 in the three months ended September 30, 2005. This decrease was primarily attributable to removal of unprofitable phone locations and lower call volumes on our payphones resulting from the growth in wireless communications. We reduced our network of payphones from approximately 548 in September 30, 2004 to 411 as of September 30, 2005.

         Our commissions decreased by $593 or approximately 6.22%, from $9,534 in the three months ended September 30, 2004 to $8,941 in the three months ended September 30, 2005. This decrease was primarily due to a reduce network of payphones from 548 to 411.

         Our coin call revenues decreased by $7,714 or approximately 23.77%, from $32,463 in the three months ended September 30, 2004 to $24,749 in the three months ended September 30, 2005. The decrease in coin call revenue was primarily attributable to the reduced number of payphones we operated coupled with the increased competition from wireless communication services. We reduced our network of payphones from approximately 548 in September 30, 2004 to 411 as of September 30, 2005.

         Our non-coin call revenue, which is comprised primarily of dial-around revenue and operator service revenue increased $9,362 approximately 30.23% from $30,977 in the three months ended September 30, 2004 to $40,339 in the three months ended September 30, 2005. This increase was primarily attributable to the increase in the dial around rate set by the Federal Communication Commission, FCC from $.24 per dial around call to $.494 per dial around call. This increase became effective September 27, 2004.

         Service & Repair Sales decreased by $3,299, when compared to the same period in 2004. Equipment sales decreased by $212 from $1,408 for the three months ending September 30, 2004 to $1,196 in the three months ending September 30, 2005. Our phone card revenue increased by $905 when compared to 2004.

COSTS OF SALES

         Our overall cost of sales decreased for the three months ending September 30, 2005 by $25,113 or approximately 23.03% when compared to the three months ended September 30, 2004. Our telecommunication costs decreased by $13,970, the cost of providing telephone service to 411 payphones in 2005 as compared to 548 payphones in 2004. This number reflects an overall reduction of 137 payphones due to our ongoing strategy of identifying and removing unprofitable payphones. Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment. If the site owner does not purchase the payphone, we remove it from the site.

         Our commissions decreased by $896 due to a reduction in non-company owned payphones sites. Our contractor's fees decreased by $1,590 when compared to the same period in 2004 This decrease is due to the elimination of contractors and the re-organization of routes to manage them more efficiently. Depreciation expense decreased by $6,397 when compared to the same period in 2004. This decrease is due to certain assets being fully depreciated and our on going strategy of identifying unprofitable payphones, and selling them to the site owners. Once a payphone is sold to the site owner it is removed from our assets and depreciation schedules. We own telephone equipment and motor vehicles, which provide a service for a number of years. The term of service is commonly referred to as the "useful life" of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.

         Our cost of sales for repairs, service, travel and supplies decreased by $2,260. Our phone card and phone cost expenses did not increase or decrease when comparing year 2005 to 2004.


OPERATION AND ADMINISTRATIVE EXPENSES

         Operating expenses decreased by $10,624 or approximately 12.84% over the same period in 2004. Approximately 74.32% of this decrease is related to an decrease of professional fees directly related with the proposed merger with Cornerstone Service Group, Inc. The merger agreement was terminated on June 22, 2005 by mutual agreement due to Cornerstone's deteriorating financial condition. Salaries and related payroll taxes were reduced by $7,965 when compared to the same expenses for 2004. Our insurance expense decreased by $3,184 when being compared to the same period in 2004. Rent increased by $6,923 when compared to 2004. Professional fees decreased by $7,895 over 2004. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Expenses for outside services decreased by $178 over 2004. Our telephone, utilities, office, vehicle and travel & entertainment expenses, together account for a increase of $1,675 when compared to the same period ending September 30, 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

REVENUES

         Our total revenue increased by $60,731 or approximately 19.39%, from $313,294 in the nine months ended September 30, 2004 to $374,025 in the nine months ended September 30, 2005. This increase was primarily attributable to an increase in the dial-around rate set by the Federal Communications Commission ("FCC"), from $.24 per dial-around call to $.494 per dial-around call. In addition to the increase in the dial-around rate the Company had a large one time sale of payphones in the first quarter of 2005.

         Our commissions increased by $6,509 or approximately 32.03%, from $20,322 in the nine months ended September 30, 2004 to $26,831 in the nine months ended September 30, 2005. This increase was primarily due to an increase in long distance phone calls derived from advertisements on our network of payphones.

         Our coin call revenues decreased by $25,165 or approximately 25.11%, from $100,253 in the nine months ended September 30, 2004 to $75,088 in the nine months ended September 30, 2005. The decrease in coin call revenue was primarily attributable to the reduced number of payphones we operated coupled with the increased competition from wireless communication services. We reduced our network of payphones from approximately 548 in September 30, 2004 to 411 as of September 30, 2005.

         Our non-coin call revenue, which is comprised primarily of dial-around revenue and operator service revenue increased $37,955 approximately 39.60% from $95,848 in the nine months ended September 30, 2004 to $133,803 in the nine months ended September 30, 2005. This increase was primarily attributable to an increase in the dial-around rate set by the Federal Communications Commission ("FCC"), from $.24 per dial-around call to $.494 per dial-around call. This increase became effective September 27, 2004.

         Service & Repair Sales decreased by $6,395 when compared to the same period in 2004. Equipment sales increased by $44,907, from $7,556 in the nine months ending September 30, 2004 to $52,463 in the nine months ending September 30, 2005. This increase is primarily attributed to a one time large sale of payphones in the first quarter of 2005. Our phone card revenue increased by $2,680 when compared to 2004.

COSTS OF SALES

         Our overall cost of sales decreased in the nine months ending September 30, 2005 by $2,219 or approximately 0.68% when compared to the nine months ending September 30, 2005. Our telecommunication costs decreased by $25,682, the cost of providing telephone service to 411 payphones in 2005 as compared to 548 payphones in 2004. This number reflects an overall reduction of 137 payphones due to our ongoing strategy of identifying and removing unprofitable payphones. Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment. If the site owner does not purchase the payphone, we remove it from the site.

         Our commissions decreased by $2,171 due to a reduction in non-company owned payphones sites. Our contractor's fees decreased by $5,538 when compared to the same period in 2004 This decrease is due to the elimination of contractors and the re-organization of routes to manage them more efficiently. Depreciation expense decreased by $18,793 when compared to the same period in 2004. This decrease is due to certain assets being fully depreciated and our on going strategy of identifying unprofitable payphones, and selling them to the site owners. Once a payphone is sold to the site owner it is removed from our assets and depreciation schedules. We own telephone equipment and motor vehicles, which provide a service for a number of years. The term of service is commonly referred to as the "useful life" of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.

         Our cost of sales for repairs, service, travel and supplies increased by $49,965 a direct result of a one time large sale of payphones. Our phone card and phone cost expenses did not increase or decrease when comparing year 2005 to 2004.


OPERATION AND ADMINISTRATIVE EXPENSES

         Operating expenses increased by $44,484 or approximately 15.24% over the same period in 2004. Approximately 60.13% of this increase is related to an increase of professional fees directly related with the proposed merger with Cornerstone Service Group, Inc. The merger agreement was terminated on June 22, 2005 by mutual agreement due to Cornerstone's deteriorating financial condition. Salaries and related payroll taxes were reduced by $14,329 when compared to the same period in 2004. Our insurance expense increased by $10,599 when compared to the same fiscal period 2004. Rent increased by $21,405 when compared to 2004. Professional fees increased by $26,748 over 2004. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Expenses for outside services decreased by $567 over 2004. Our telephone, utilities, office, vehicle and travel & entertainment expenses, together account for a increase of $3,549 when compared to the same period ending September 30, 2004.


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


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

         Our primary sources of liquidity have been cash from operations and borrowing from various credit facilities. As of September 30, 2005, we have a note payable to Key Bank in the amount of $57,502. In addition, we have unsecured lines of credit with Lilly Beter Capital Group, Ltd. and Riviera Bay

Holding Trust, as of September 30, 2005 we have drawn on these line in the amount of $586,201 and $101,337 respectively. The Company has a note with a relative of Joseph Passalaqua, Secretary of the Company, as of September 30, 2005 the outstanding amount was $71,902.



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

         (b) Changes in Internal Controls

         Based on his evaluation as of September 30, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
                  Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                  Not applicable.

ITEM 5.  OTHER INFORMATION
                  Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

EXHIBIT
NO.               DESCRIPTION

3 Articles of Incorporation (incorporated by reference to Exhibit 3 of the Company's Form 10-SB) filed on July 28, 2000.
3.1      Amended Articles of Incorporation (incorporated by reference to Exhibit
         3.1 of the Company's Form 10-SB) filed on July 28, 2000.
3.2      Amended Articles of Incorporation (incorporated by reference to Exhibit
         3.2 of the Company's Form 10-SB) filed on July 28, 2000.
3.3 Bylaws (incorporated by reference to Exhibit 4 of the Company's Form 10-SB) filed on July 28, 2000.
4 Specimen Stock Certificate (incorporated by reference to Exhibit 5 of the Company's Form 10-SB). filed on July 28, 2000.
31       Sarbanes-Oxley Act of 2002 Section 302 Certification for Craig Burton
32       Sarbanes-Oxley Act of 2002 Section 906 Certification for Craig Burton

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


                                             USIP.Com, Inc.

                                             (Registrant)



Dated:   November 08, 2005       /s/
                               --------------------------------------------
                               Craig Burton, President / Principle Accounting Officer USIP.Com Inc.