Form 10KSB
period 2005-12-31
USIP COM INC
filed 2006-03-31
CIK 1119721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

         Mark One)

      ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

             For the transition period from _________ to __________


                         Commission File Number 0-31193

                                 USIP.COM, INC.
                    -----------------------------------------
           (Name of small business issuer as specified in its charter)

                NEVADA                                 16-1583162
------------------------------------        -----------------------------------
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

                         COMMON STOCK, $.0001 PAR VALUE

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

STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR: $281,396

As of December 31, 2005 the aggregate market value of the common stock held by non-affiliates was approximately $1,255,529 based upon the closing price on December 31, 2005 of $0.25. As of December 31, 2005, there were 20,004,388 shares of common stock outstanding.

Documents incorporated by reference: NONE

Transitional Small Business Disclosure Format:





                                TABLE OF CONTENTS


                                     PART I
                                                                            PAGE
Item 1.      Description of Business                                          3
Item 2.      Description of Property                                          8
Item 3.      Legal Proceedings                                                9
Item 4.      Submission of Matters to a Vote of Security Holders              9
                                     PART II
Item 5.      Market for Common Equity and Related Stockholder Matters         9
Item 6.      Managements Discussion and Analysis or Plan of Operation        10
Item 7.      Financial Statements                                            16
Item 8.      Changes in and Disagreements With Accountants on                17
             Accounting and Financial Disclosure
Item 8A      Controls and Procedures                                         17
                                    PART III
Item 9.      Directors, Executive Officers, Promoters and Control persons;   17
             Compliance with Section 16(a) of the Exchange Act.
Item 10.     Executive Compensation                                          17
Item 11.     Security ownership of Certain Beneficial Owners and Management  18
Item 12.     Certain Relationships and Related Transactions                  19
                                     PART IV
Item 13.     Exhibits and Reports on Form 8-K                                19
Item 14.     Principal Accountant Fees and Services                          20
             Signatures                                                      21

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

On September 9, 2005 USIP, com was reincorporated in the state of Nevada.


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

OPERATIONS

As of December 31, 2005 we owned and operated approximately 391 payphones in two states, and as of December 31, 2004 we owned and operated approximately 511 payphones in three states.

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

We believe that the "fair compensation" requirements of Section 276 of the Telecom Act mandate that the FCC promptly review and adjust the dial-around compensation rate level. While no assurances can be given as to the timing or amount of any increase in the dial-around rate level, we believe an increase in the rate is reasonably likely given the significant reduction in payphone call volumes, and other relevant changes since the FCC set the $0.24 rate level. July 2004 the FCC ruled to increase the dial-around rate to .494 per call rate effective after September 26, 2004.

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

CUSTOMERS, SALES AND MARKETING

The Location Owners with whom we contract are a diverse group of small and medium sized businesses, which are frequented by individuals needing payphone access. The majority of our payphones are located at convenience stores, truck stops, service stations, grocery stores, colleges and hospitals. As of December 31, 2005 our payphone accounts of 20 or more payphones represented approximately 5% of our installed payphone base. Approximately 70% of our customers are a result of acquisitions from (ITOC's), Independent Telephone Operating Companies.

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

MAJOR CUSTOMERS

No individual customer accounted for more than 5% of our consolidated revenues in 2004 and 2005.

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

OUR EMPLOYEES

We currently have three full time employees. We may, from time to time, supplement our regular work force as necessary with temporary and contract personnel. None of our employees are represented by a labor union. We believe we have a good relationship with our employees.

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

ITEM 2.   DESCRIPTION OF PROPERTY

We lease approximately 1500 square feet of space in Liverpool, New York. This location provides office space and space for assembly and repair of payphones.

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


CALENDAR QUARTER ENDED                      HIGH BID(S)               LOW BID(S)
March 31, 2004                              $0.45                      $0.25
June 30, 2004                               $0.41                      $0.23
September 30, 2004                          $0.41                      $0.30
December 31, 2004                   $1.05                     $0.60
March 31, 2005                              $0.48                      $0.47
June 30, 2005                               $0.13                      $0.11
September 30, 2005                          $0.06                      $0.04
December 31, 2005                   $0.35                     $0.25

Since inception, no dividends have been paid on our common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future. At December 31, 2005 there were approximately 320 holders of record of our common stock.

Any future dividends will be at the discretion of the board of directors, after taking into account various factors, including among others, operations, current and anticipated cash needs and expansion plans, the income tax laws then in effect, the requirements of Utah law, and any restrictions that may be imposed by our future credit arrangements.

On December 23, 2003 we issued twenty five thousand shares of common stock to Carl E. Worboys, a resident of the State of New York, and eighty thousand shares of common stock to Jass Equities, Inc., a resident of the State of New York in lieu of services rendered to our company.

All securities issued to the persons noted above are deemed "restricted securities" within the meaning of that term as defined in Rule 144 of the Securities Act and have been issued pursuant to the "private placement" exemption under Section 4(2) of the Securities Act. Such transactions did not involve a public offering of Securities. Investors who purchased securities in the private placement were sophisticated persons, either alone or with their purchaser representative and they had access to information on the Company necessary to make an informed investment decision with respect to the purchase of the shares. The Company has been informed that each shareholder is able to bear the economic risk of his investment and is aware that the securities were not registered under the Securities Act, and cannot be re-offered or re-sold unless they are registered or are qualified for sale pursuant to an exemption from registration. The transfer agent and registrar of the Company will be instructed to mark "stop transfer" on its ledger to assure that these securities will not be transferred absent registration or the availability of an exemption from registration.

Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising.

All purchasers represented in writing that they acquired the securities for their own accounts and not with a view to, or for resale in connection with, any distribution. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement.


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

GENERAL

         As of December 31, 2005 the Company owned and operated a network of approximately 391 payphones. Our installed payphone base generated revenue for the fiscal year 2004 and 2005 from the following three sources.

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


YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

REVENUES

         Total revenue decreased by $109,373 or approximately 27.99%, from $390,769 in the year ended December 31, 2004 to $281,396 in the year ended
December 31, 2005. This decrease was primarily attributable to removal of unprofitable phone locations and lower call volumes on our payphones resulting from the growth in wireless communications. We reduced our network from approximately 511 payphones in 2004 to approximately 391 in 2005.

         Commissions decreased by $4,462 or approximately 16.99%, from $26,262 in the year ended December 31, 2004 to $21,800 in the year ended December 31, 2005. This decrease was a result of our reduction in payphones, fewer operator assisted calls, and the increase competition from the wireless communication industry.

         Coin call revenues decreased by $25,046 or approximately 24.16%, from $103,699 in year ended December 31, 2004 to $78,653 in the year ended December 31, 2005. The decrease in coin call revenue was primarily attributable to the reduced number of payphones we operated coupled with the increased competition from wireless communication services.

         Non-coin call revenue, which is comprised primarily of dial-around revenue and operator service revenue decreased $34,666 approximately 23.66% from $146,543 in the year ended December 31, 2004 to $111,877 in the year ended December 31, 2005. This decrease was a result of our reduction in payphones, fewer operator assisted calls, and the increase competition from the wireless communication industry.

         Service & Repair Sales decreased by $39,958, when compared to the same period in 2005. Equipment sales decreased by $7,376, from $7,675 for the year ending December 31, 2004 to $299 in the year ending December 31, 2005. Our phone card increased by $2,135 when compared to 2004. This increase is due to effort to find more profitable locations for sales of phone cards.


COSTS OF SALES

         Our overall cost of sales decreased for the year ending December 31, 2005 by $56,563 or approximately 18.73% when compared to the year ending December 31, 2004. Our telecommunication costs decreased by $9,851, the cost of providing telephone service to 391 payphones in 2005 as compared to 511 payphones in 2004. This number reflects an overall reduction of 120 payphones due to our ongoing strategy of identifying and removing unprofitable payphones. Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment. If the site owner does not purchase the payphone, we remove it from the site.

         Our commissions expense increased by $815 due to a increase in payphone usage. In 2005 our contractor's fees decreased by $4,678 this decrease is due to the elimination of contractors and the re-organization of routes to manage them more efficiently. Depreciation expense decreased by $32,811 when compared to the same period in 2004. This decrease is due to certain assets being fully depreciated and our on going strategy of identifying unprofitable payphones, and selling them to the site owners. Once a payphone is sold to the site owner it is removed from our assets and depreciation schedules. We own telephone equipment and motor vehicles, which provide a service for a number of years. The term of service is commonly referred to as the "useful life" of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.

         Our cost of sales for repairs, service, travel and supplies decreased by $9,470 a direct result of the management team's ongoing efforts to reduce cost. Our phone card expenses decreased by $568 when comparing year 2005 to 2004. This decrease is due to the reduced number of phone card machine sites in 2005.


OPERATION AND ADMINISTRATIVE EXPENSES

         Operating expenses increased by $112,569 or approximately 30.69% over the same period in 2004. This increase is primarily due to the increase in professional fees. Salaries and related payroll taxes were reduced by $14,152 when compared to the same expenses for 2004. This decrease is due the elimination of two employees. Our insurance expense decreased by $5,413 when compared to the fiscal year 2004. This decrease is primarily attributable to the decrease in payroll. Rent increased by $5,754 when compared to 2004.
Professional fees increased by $76,163 over 2004. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Expenses for outside services decreased by $2,919 over 2004. Our telephone, utilities, office, vehicle and travel & entertainment expenses, together account for a decrease of $1,292 when compared to the same period ending December 31, 2004.

         Interest expense in the year ended December 31, 2005 increased by $39,629 from $53,360 in the year ended December 31, 2004 to $92,989 in the year ended December 31, 2005. This increase is attributable to increased borrowing levels related to our lines of credit.


GOING CONCERN QUALIFICATION

         In their Independent Auditor's Report, our auditors states that we have incurred annual losses since inception raising substantial doubt about our ability to continue as a going concern.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

         Our primary sources of liquidity have been cash from operations and borrowing from various credit facilities. As of December 31, 2005, we have a note payable to Key Bank in the amount of $57,770. We have an additional unsecured lines of credit with Riviera Bay Holding Trust in the amount of $100,000, as of December 31, 2005 we have drawn on this line in the amount of $103,377.

RISKS ASSOCIATED WITH OUR BUSINESS

In addition to the other information in this report, the following risks should be considered carefully in evaluating our business and prospects:

UNLESS WE CAN REVERSE OUR HISTORY OF LOSSES, WE MAY HAVE TO DISCONTINUE OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in fiscal years 2004 through 2005, and the losses are projected to continue in 2006. Our net losses were $403,170 and $521,586 for fiscal years ended 2004, 2005 respectively. We have been concentrating on the development of our products, services and business plan. Our management believes that we can be profitable and that our business plan will be successful; however, there is no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

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

WE WILL NEED ADDITIONAL CAPITAL FINANCING IN THE FUTURE.

We may be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, accelerate product development and deployment, respond to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities. We cannot be certain we will be able to find such additional financing on reasonable terms, or at all. If we are unable to obtain additional financing from Riviera Bay Holding Trust when needed, we could be required to modify our business plan in accordance with the extent of available financing.

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

ITEM 7.    FINANCIAL STATEMENTS







                                 USIP.COM, INC.

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2005 AND 2004

                                    CONTENTS


                                                                        Page

Independent Auditor's Report.............................................F - 1

Consolidated Balance Sheets
  December 31, 2005 and 2004.............................................F - 3

Consolidated Statements of Operations
  For the Years Ended December 31, 2005 and 2004.........................F - 4

Statement of Stockholders' Equity
  For the Years Ended December 31, 2005 and 2004.........................F - 6

Consolidated Statements of Cash Flows
  For the Years Ended December 31, 2005 and 2004.........................F - 7

Notes to Financial Statements............................................F - 8

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
USIP.COM, Inc


         We have audited the accompanying consolidated balance sheets of USIP.COM, Inc as of December 31, 2005 and 2004, and the related statements of operations, cash flows, and the statement of stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USIP.COM, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended are in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has incurred annual operating losses since inception. As of December 31, 2005, the Company has increased its line of credit borrowings to meet operating costs, and has seen stockholders' equity declining. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of the foregoing uncertainties.


                                                    Respectfully submitted,



                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
March 22, 2006

                                 USIP.COM, INC.
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 2005 AND 2004

                                                                              December 31,
                                                                          2005            2004
                                                                      -------------   --------------
CURRENT ASSETS
  Cash                                                                       $ 443          $ 3,854
  Commissions and Sales Receivable, Net                                     58,025           44,434
  Inventory                                                                 15,894           15,893
  Prepaid Expenses                                                           1,600            1,600
                                                                      -------------   --------------

TOTAL CURRENT ASSETS                                                        75,962           65,781
                                                                      -------------   --------------

FIXED ASSETS
  Telephone and Office Equipment                                         1,476,016        1,586,964
  Vehicle                                                                   64,733           64,733
                                                                      -------------   --------------
                                                                         1,540,749        1,651,697
  Less: Accumulated Depreciation                                        (1,406,642)      (1,355,612)
                                                                      -------------   --------------

               Net Fixed Assets                                            134,107          296,085
                                                                      -------------   --------------

OTHER ASSETS
  Net Assets of Discontinued Operations                                     60,093          109,248
                                                                      -------------   --------------

TOTAL ASSETS                                                             $ 270,162        $ 471,114
                                                                      =============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable                                                       $ 152,270        $ 168,092
  Line of Credit                                                           103,377          643,076
  Accrued Payroll and Payroll Taxes                                          1,683            6,802
  Accrued State Gross Receipts Taxes                                         3,518            2,438
  Other Accrued Expenses                                                     5,926            1,028
  Related Party Note                                                       245,914            2,500
  Current Portion of Long-Term Debt                                         34,373           33,193
                                                                      -------------   --------------

TOTAL CURRENT LIABILITIES                                                  547,061          857,129
                                                                      -------------   --------------

Long-Term Liabilities
  Notes Payable                                                             46,265           75,522
                                                                      -------------   --------------

TOTAL LONG-TERM LIABILITIES                                                 46,265           75,522

Net Liabilities of Discontinued Operations                                  76,182           37,779
                                                                      -------------   --------------

TOTAL LIABILITIES                                                          669,508          970,430
                                                                      -------------   --------------

STOCKHOLDERS' EQUITY
    Common Stock, $.0001 par value 100,000,000 shares authorized,
      20,004,388 and 17,804,388 shares issued and outstanding at
      December 31, 2005 and 2004                                             2,000            1,780
  Common Stock to Be Issued, 2,500,000 shares at December 31, 2005             250                -
  Additional Paid In Capital                                             2,259,908        1,638,822
  Retained Earnings                                                     (2,661,504)      (2,139,918)
                                                                      -------------   --------------

TOTAL STOCKHOLDERS' EQUITY                                                (399,346)        (499,316)
                                                                      -------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 270,162        $ 471,114
                                                                      =============   ==============

   The accompanying notes are an integral part of these financial statements.

                                 USIP.COM, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                2005                2004
                                           ----------------   -----------------
SALES
  Commissions                                     $ 21,800            $ 26,262
  Coin Collections                                  78,653             103,699
  Dial Around                                      111,877             146,543
  Equipment Sales                                      299               7,675
  Phone Card Sales                                   4,580               2,445
  Service and Repair Sales                          64,187             104,145
                                           ----------------   -----------------
      Total Sales                                  281,396             390,769
                                           ----------------   -----------------

COST OF SALES
  Telecommunications Costs                          97,443             107,294
  Commissions                                        1,066                 251
  Contractor Fees                                      860               5,538
  Repairs and Service Supplies                       3,812              11,045
  Depreciation                                     129,389             162,200
  Phone Cards and Phone Costs                        3,020               3,588
  Travel                                             9,924              12,161
                                           ----------------   -----------------
      Total Cost of Sales                          245,514             302,077
                                           ----------------   -----------------
Gross Profit                                        35,882              88,692
                                           ----------------   -----------------

                                 USIP.COM, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                   (Continued)

                                                                                         2005               2004
                                                                                   -----------------  -----------------
OPERATING EXPENSES
  Salaries and Wages                                                                      $ 157,270          $ 170,883
  Payroll Taxes                                                                              13,741             14,280
  Insurance                                                                                  24,948             30,361
  Telephone                                                                                  10,827             13,746
  Outside Services                                                                            7,291              8,592
  Utilities                                                                                   5,874              5,461
  Vehicle Expenses                                                                            1,878              2,637
  Rent                                                                                       68,251             62,497
  Professional Fees                                                                         125,663             49,500
  Travel and Entertainment                                                                       31                798
  Office Expense                                                                             10,796              8,056
                                                                                   -----------------  -----------------
      Total Operating Expenses                                                              426,570            366,811
                                                                                   -----------------  -----------------
Loss from Operations                                                                       (390,688)          (278,119)
                                                                                   -----------------  -----------------

OTHER INCOME (EXPENSE)
  Gain on Sale of Equipment                                                                  (9,595)             1,518
  Prov For State Tax                                                                         (2,572)             4,451
  Forgiveness of Debt                                                                        18,949                  -
  Interest Expense                                                                          (92,989)           (53,360)
                                                                                   -----------------  -----------------
      Total Other Income                                                                    (86,207)           (47,391)
                                                                                   -----------------  -----------------

Net Loss from Operations                                                                   (476,895)          (325,510)
                                                                                   -----------------  -----------------

Discontinued Operations:
  Net Loss from discontinued operations net of tax effects of $0                            (44,691)           (77,660)
  Loss on disposal of discontinued operations net of tax effects of $0                            -                  -
                                                                                   -----------------  -----------------

Total Loss from discontinued operations                                                     (44,691)           (77,660)
                                                                                   -----------------  -----------------

NET INCOME                                                                               $ (521,586)        $ (403,170)
                                                                                   =================  =================

Basic & Diluted Loss Per Share
  Continuing Operation                                                                      $ (0.03)           $ (0.02)
  Discontinued Operations                                                                         -                  -
                                                                                   -----------------  -----------------
                                                                                            $ (0.03)           $ (0.02)
                                                                                   =================  =================
Weighted Common Shares Outstanding                                                       18,173,069         17,804,388
                                                                                   =================  =================

   The accompanying notes are an integral part of these financial statements.

                                  USIP.COM, INC
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDING DECEMBER 31, 2005 AND 2004

                                                                       Common Stock       Additional
                                             Common Stock              To Be Issued         Paid-in          Retained
                                      -------------------------   ----------------------
                                         Shares       Amount         Shares      Amount     Capital          Earnings
                                      ------------   ----------   -----------   --------  ------------   ----------------
Balance  as of January 1, 2004         17,804,388    $ 178,044             -          -    $1,462,558       $ (1,736,748)
                                                -     (176,264)            -          -       176,264                  -
                                      ------------   ----------   -----------   --------  ------------   ----------------
Restated Balance                       17,804,388        1,780             -          -     1,638,822         (1,736,748)

Net Loss                                        -            -             -          -             -           (403,170)
                                      ------------   ----------   -----------   --------  ------------   ----------------

Balance as of December 31, 2004        17,804,388        1,780             -          -     1,638,822         (2,139,918)

Stock issued for Compensation           2,200,000          220             -          -        21,780                  -
Stock issued for Cancelation of Debt            -            -     2,500,000        250       599,306                  -

Net Loss                                        -            -             -          -             -           (521,586)
                                      ------------   ----------   -----------   --------  ------------   ----------------

Balance as of December 31, 2005        20,004,388      $ 2,000     2,500,000        250    $2,259,908       $ (2,661,504)
                                      ============   ==========   ===========   ========  ============   ================




   The accompanying notes are an integral part of these financial statements.

                                  USIP.COM, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                           2005              2004
                                                                      ----------------  ---------------
Cash Flows From Operating Activities:
    Net (Loss)                                                             $ (521,586)      $ (403,170)
    Adjustments to reconcile net  (loss) to net
        cash provided (used) by operating activities:
             Depreciation Expense                                             129,389          162,200
             Loss (Gain) on Sale of Equipment                                   9,595           (1,519)
             Stock issued for Compensation                                     22,000                -
             (Increase) Decrease in Commission Receivables                    (13,591)          33,277
             (Increase) Decrease in Inventory                                      (1)           3,144
             (Increase) Decrease in Prepaid Insurance                               -            3,359
             Increase (Decrease) in Accounts Payable                          (15,823)          23,921
             Increase (Decrease) in Accrued Expenses                             (221)            (836)
             Increase (Decrease) in Gross Receipts Tax                          1,080           (4,611)
                                                                      ----------------  ---------------
            Net cash provided (used) in continuing activities                (389,158)        (184,235)
            Net cash provided (used) in discontinued activities                64,702           73,302
                                                                      ----------------  ---------------
            Net cash (used) in operating activities                          (324,456)        (110,933)
                                                                      ----------------  ---------------

Cash Flows From Investing Activities:
             Proceeds from Sale of Equipment                                   22,993            6,933
                                                                      ----------------  ---------------
            Net cash (used) in continuing activities                           22,993            6,933
            Net cash (used) in discontinued activities                         12,750              848
                                                                      ----------------  ---------------
            Net cash provided by investing activities                          35,743            7,781
                                                                      ----------------  ---------------

Cash Flows From Financing Activities:
             Proceeds received from Line of Credit                             59,857          134,720
             Proceeds from issuance of Notes Payable                          243,414            2,500
             Payments on Notes Payable                                        (28,077)         (29,463)
                                                                      ----------------  ---------------
            Net cash (used) in continuing activities                          275,194          107,757
            Net cash (used) in discontinued activities                         10,108           (2,327)
                                                                      ----------------  ---------------
            Net cash provided by financing activities                         285,302          105,430
                                                                      ----------------  ---------------

Net Increase (Decrease)  in cash                                               (3,411)           2,278

Cash - Beginning of Period                                                      3,854            1,576
                                                                      ----------------  ---------------

Cash - End of Period                                                            $ 443          $ 3,854
                                                                      ================  ===============

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During Period The Period For:
    Interest                                                                  $ 7,237          $ 9,568
    Income Taxes                                                              $ 1,497              $ -

Supplemental Disclorsures fo Non Cash Transaction:
   Stock issued in enchange for cancellation of debt                        $ 599,556              $ -
   Stock issued for Compensation                                             $ 22,000              $ -

   The accompanying notes are an integral part of these financial statements.

                                 USIP.COM, INC.
                 CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


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

Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Utah. On September 9, 2005, the Company entered into a merger agreement with USIPNV, Inc. A newly formed Nevada Corporation, the Company would merge into the Nevada Corporation and the Surviving Corporation to be continued under the name USIP.COM, Inc.

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

                                 USIP.COM, INC.
                 CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


The Company maintains cash balances with a financial institution insured by the Federal Deposit Insurance Corporation up to $100,000. There are no uninsured balances at December 31, 2005 and 2004.

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

                                 USIP.COM, INC.
                 CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 2.  INVENTORY

Inventory is valued at the lower of cost, determined on the first-in, first-out basis (FIFO), or market value. At December 31, inventory consists of the following:
                                       2005                 2004
                                  ----------------     ----------------
     Calling Cards                           $893                 $583
     Parts and Accessories                 15,001               15,311
                                  ----------------     ----------------
                                          $15,894              $15,894
                                  ================     ================

NOTE 3.  COMMISSIONS AND SALES RECEIVABLE

Commissions and Sales Receivable consists of the following at December 31:

                                       2005              2004
                                  ---------------  -----------------
     Commissions Receivable              $45,283            $42,356
     Sales Receivable                     12,742              2,078
                                  ---------------  -----------------
                                         $58,025            $44,434
                                  ===============  =================

NOTE 4.  LONG-TERM DEBT

Long-term debt as of December 31 is as follows:

                                                                       2005              2004
                                                                 ----------------- -----------------
Vehicle Note, Monthly payments of $462 with interest at 9.25%              $4,845            $4,845
Vehicle Note, Monthly payments of $261 with interest at 12.4%                   -                 -
Bank Note, Monthly payments of $1,825 with interest at 7.5%                52,875            70,069
Vehicle Note, Monthly payment of $535 w/interest at 8.2%                   13,098            18,580
Vehicle Note, Monthly payment of $589 w/interest at  8.2%                   9,820            15,221
Lease on ATM Machine                                                            -                 -
                                                                 ----------------- -----------------
                                                                           80,638           108,715

Less current portion of long-term debt                                     34,373            33,193
                                                                 ----------------- -----------------
                                                                          $46,265           $75,522

                                 USIP.COM, INC.
                 CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


Aggregate annual maturities required on long-term debt at December 31, 2005 are as follows:

          2006                                               $34,373
          2007                                                29,316
          2008                                                16,949
          2009                                                     -
          2010                                                     -
          Thereafter                                               -
                                                   ------------------
                                                             $80,638
                                                   ==================

NOTE 5.           RELATED PARTY NOTE

The Company has several notes with a relative of Joseph Passalaqua, Secretary of the Company. These notes have due dates from June 7, 2005 to June 27, 2006 and carry interest rates between 10% and 16%. As of December 31, 2005 and 2004 the outstanding principal on the note was $128,315 and $2,500, the accrued interest was $8,840 and $3 respectively.

The Company has several notes with Callaway Properties with is owned by a relative of Joseph Passalaqua, Secretary of the Company. These notes have due dates from July 1, 2005 to March 1, 2006 and carry interest rates between 10% and 16%. As of December 31, 2005 the outstanding principal on the note was $97,820 and accrued interest was $11,299.

The Company has a note payable to Craig Burton, President of the Company. This note has a due date of November 21, 2007 and carry interest of 10%. As of December 31, 2005 the outstanding principal on the note was $5,000 and accrued interest was $54.

The Company has a note payable with a relative of Joseph Passalaqua, Secretary of the Company. This note has a due date of November 21, 2007 and carry interest of 10%. As of December 31, 2005 the outstanding principal on the note was $5,000 and accrued interest was $54.

The Company has a revolving line of credit from the Lilly Beter Capital Group, Ltd witch is affiliated with Lilly O. Beter, director of the Company, of which $548,027 was outstanding as of December 31, 2004. Advances on the credit line are payable on demand and carry an interest rate of 8%-10%. As of December 31, 2005 there was no amount owing.

The Company has revolving lines of credit from Riviera Bay Holding Trust, a beneficial owner of common stock, of which $103,377 and $95,046 was outstanding as of December 31, 2005 and 2004. Advances on the credit line are payable on demand and carry an interest rate of 8%.

                                 USIP.COM, INC.
                 CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 6.           OPERATING LEASES

The Company leases office space for its corporate offices on a month to month lease for $7,500 a month

NOTE 7.           MAJOR DIAL AROUND COMPENSATION PROVIDERS (COMMISSIONS)

The Company received approximately 95% of total dial around and zero-plus compensation (commissions) from two providers.

NOTE 8.           INCOME TAXES

As of December 31, 2004, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $2,699,205 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

                                            2005               2004
                                     ------------------- ------------------
      Net Operating Losses                      917,735            741,059
      Equipment Obsolescence                   (99,506)           (99,506)
      Valuation Allowance                     (818,229)          (641,553)
                                     ------------------- ------------------
                                                      -                  -
                                     =================== ==================

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

                                                          2005        2004
                                                    ------------- -------------
      Provision (Benefit) at US Statutory Rate         (176,676)     (137,078)
      Equipment Obsolescence                                   -             -
      Increase (Decrease) in Valuation Allowance         176,676       137,078
                                                    ------------- -------------
                                                               -             -
                                                    ============= =============

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

                                 USIP.COM, INC.
                 CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 9.            GOING CONCERN CONSIDERATIONS

The  accompanying  financial  statements  have been prepared in conformity  with
accounting   principles   generally   accepted  in  the  United  States,   which
contemplates the Company as a going concern. However, the Company has sustained substantial operating losses in recent years, it has increased its line of credit borrowings to meet operating costs, while revenue's have declined over 28% for the year ended December 31, 2005. The company has a current ratio of ..139 for the year ended December 31, 2005, and has a deficit in stockholders' equity. The Companies ability to continue as a going concern is dependent upon obtaining the additional capital as well as additional revue to be successful in its planned activity. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide them with the opportunity to continue as a going concern.

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

NOTE 11.            DISCONTINUED OPERATIONS

On December 27, 2005, the Company entered into an agreement with NB Payphones, LTD., that upon completion, 100% (100 shares) of the NB Payphones' shares would be returned, and the Company would cease to be a wholly owned subsidiary of USIP.COM, Inc. As of the date of this report, the transaction has not been completed.

                                 USIP.COM, INC.
                 CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


The assets and liabilities of NB Payphones, LTD. to be disposed of consisted of the following:

                                              December 31,  December 31,
                                                 2005           2004
                                            --------------- ------------

Cash                                                $2,033       $1,558
Commissions and Sales Receivable, Net               14,422       12,714
Inventory                                            1,251        1,251
Prepaid Expense                                         30           30
                                            --------------- ------------
Total Current Assets                                17,736       15,553


Telephone and Office Equipment                     213,244      283,447
Vehicle                                             11,634       11,634
Less Accumulated Depreciation                    (182,521)    (201,386)
                                            --------------- ------------
Fixed Assets                                        42,357       93,695

Total Assets                                        60,093      109,248

Accounts Payable                                    66,074       37,779
Notes Payable                                       10,108            -
                                            --------------- ------------
Total Liabilities                                   76,182       37,779
                                            --------------- ------------

Net Assets to be Disposed of                     $(16,089)      $71,469
                                            =============== ============

Net assets and liabilities to be disposed of have been separately classified in the accompanying consolidated balance sheet at December 31, 2005 and 2004.

Operating results of this discontinued operation for the years ended December 31, 2005 and 2004 are shown separately in the accompanying consolidated statement of operations. The operating results of the discontinued operations for the year ended December 31, 2005 and 2004 consist of:

                                 USIP.COM, INC.
                 CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                              2005                2004
                                       ------------------- -------------------
Sales                                            $120,551             $96,050
Cost of Sales                                     109,238             164,669
                                       ------------------- -------------------
Gross Margin                                     (11,313)            (68,619)

Operating Expenses                                 47,766               7,851
                                       ------------------- -------------------

Operating Loss                                   (36,453)            (76,470)
                                       ------------------- -------------------

Other Income (Expense)
Loss on Sale of Equipment                         (8,130)               (263)
Interest Expense                                    (108)               (927)
                                       ------------------- -------------------
Total Other Income                                (8,238)             (1,190)

Net Loss                                        $(44,691)           $(77,660)


NOTE 12.            STOCK

On October 31, 2005 the Company issued 1,000,000 shares of common stock to Craig Burton, President of the Company, for compensation. The stock was valued at a $0.01 and has been booked in the accompanying financial statements as compensation expense.

On October 31, 2005 the Company issued 1,000,000 shares of common stock to Joseph J. Passalaqua, Secretary of the Company, for compensation. The stock was valued at a $0.01 and has been booked in the accompanying financial statements as compensation expense.

On October 31, 2005 the Company issued 200,000 shares of common stock to Lewis A McGuinness, Director of the Company, for compensation. The stock was valued at a $0.01 and has been booked in the accompanying financial statements as compensation expense.

On December 31, 2005 the Lilly Beter Capital Group, Ltd entered into an agreement to assign all debts owed by the Company to Lilly Beter Capital Group, Ltd to Eddie D. Austin, Jr. Upon completion of this assignment, the Company entered into an agreement to issue to Eddie D. Austin, Jr. 2,500,000 shares of common stock in exchange for the retirement of $599,556 debt.

                                 USIP.COM, INC.
                 CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 13.            SUBSEQUENT EVENTS

On January 13, 2006 the Company entered into an agreement with Riviera Bay Holding Trust that it would issue Common Stock at $0.01 per share for the retirement of debt owed to Riviera Bay in the amount of $103,671.68.

On  January  13,  2006 the  Company  entered  into an  agreement  with  Joseph C
Passalaqua that it would issue Common Stock at $0.01 per share for the retirement of debt owed to Joseph C. Passalaqua in the amount of $137,606.66.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE


NONE.


ITEM 8A. CONTROLS AND PROCEDURES

The Company carried out an evaluation, with the participation of our principal executive and principal financial officers, of the effectiveness, as of December 31, 2005, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis of material information required to be disclosed in our periodic reports to the Securities and Exchange Commission, and that there has been no significant change in such internal controls, or other factors which could significantly affect such controls.

ITEM 8B. OTHER INFORMATION

NONE.



PART III

ITEM 9. DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT


NAME                      AGE       POSITION WITH COMPANY            DIRECTOR
                                                                   CONTINUOUSLY
                                                                      SINCE
Craig H. Burton           44              President            January 2000
Joseph J. Passalaqua      32         Secretary/Treasurer       January 2000
Lewis McGuiness           58              Director             October 2005


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

Lewis A. McGuinness was elected as a director of the Company in October 2005, and his term runs for one year or until his replacement is elected. Mr. McGuinness managed a pay phone business by the name of Cointel Leasing, Inc., located in Syracuse, New York from 1995 until 2000. Mr. McGuinness has been retired since leaving Cointel Leasing.


BOARD OF DIRECTORS; ELECTION OF OFFICERS

All directors hold offices until the next annual meeting of shareholders and until there successors are duly elected and qualified. Any vacancy occurring in the Board of Directors may be filled by the shareholders, the Board of Directors, or if the Directors remaining in office constitute less than a quorum of the Board of Directors, they may fill the vacancy by the affirmative vote of a majority of the Directors remaining in office. A director elected to fill a vacancy is elected for the unexpired term of his predecessor in office. Any directorship filled by reason of an increase in the number of directors shall expire at the next shareholders' meeting in which directors are elected, unless the vacancy is filled by the shareholders, in which case the term shall expire on the later of (i) the next meeting of the shareholders or (ii) the term designated for the director at the time of creation of the position being filled.

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

Based solely on review of the copies of such forms received by us with respect to fiscal year 2005, or written representations from certain reporting persons, we believe that all filing requirements applicable to its directors, officers and persons who own more than ten percent of a registered class of the Company's equity securities have been complied with.

ITEM 10.    EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE


NAME AND PRINCIPAL POSITION                     FISCAL        SALARY     BONUS
                                               YEAR PAID
Craig H. Burton, President                         2005$       40,040     -0-
Joseph  J, Passalaqua, Secretary/Treasurer         2005$       27,040     -0-


We have health insurance for our employees. We do not have retirement, pension, profit sharing, stock options, or other similar programs for the benefit of our employees.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information, as of December 31, 2005, concerning all persons known by us to own beneficially more than 5% of our common stock and concerning shares beneficially owned by each director and executive officer and by all directors and executive officers as a group. Unless expressly indicated otherwise, each stockholder exercises sole voting and investment power with respect to the shares beneficially owned. The address for each of our executive officers and directors is 7325 Oswego Rd., Liverpool, N.Y., 13090.


                          SHARES BENEFICIALLY OWNED (1)


PERSON OR GROUP                                             NUMBER    PERCENT(2)
NAMED EXECUTIVE OFFICERS AND DIRECTORS:
Craig H. Burton                                             1,150,000        *
Joseph J. Passalaqua                                        1,200,000        *
Lewis McGuinness                                              200,000        *
All directors and executive officers as a group (3 persons) 2,550,000        *


BENEFICIAL OWNERS OF 5% OR MORE OF
OUR OUTSTANDING COMMON STOCK


NAME AND ADDRESS OF BENEFICIAL OWNER                         NUMBER   PERCENT(2)
Grenwish Holdings, LLC                                    12,432,272      62.15%
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

(2)

Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment power within 60 days. The number of shares shown includes outstanding shares of Common Stock owned as of December 31, 2005 by the person indicated. Our total issued and outstanding stock as of December 31, 2005 was 20,004,388 shares.

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

3.3      Bylaws (incorporated by reference to Exhibit 4 of the 2000 10-SB).

4.1 Specimen Stock Certificate (incorporated by reference to Exhibit 5 of the 2000 10SB).

21.1     Subsidiaries of the Registrant. (1)

31.1     Sarbanes-Oxley Act of 2002 Section 302 Certification by Craig Burton

32.1     Sarbanes-Oxley Act of 2002 Section 906 Certification by Craig Burton




(1)

Filed herewith.

(b)

Reports on Form 8K

No reports on Form 8-K were filed in the fourth quarter of 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed by the Company's principal accountants, Robison, Hill & Company, for audit services related to the most recent two fiscal years, and for other professional services billed in the most recent two fiscal years, were as follows:


                                      FISCAL 2005       FISCAL 2004
Audit Fees      (1)               $            14,261$           11,779
Audit-Related Fees                                  0                 0
Tax Fees          (2)                             896               864
All Other Fees                                      0                 0
Total                             $            15,157$           12,643


(1) Comprised of the audit of the Company's annual financial statements and reviews of the Company's quarterly financial statements, as well as consents related to and reviews of other documents filed with the Securities and Exchange Commission.

(2) Comprised of preparation of all federal and state corporate income tax returns for the Company and its subsidiaries.


Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by the Company's independent accountants must now be approved in advance by the Audit Committee to assure that such services do not impair the accountants' independence from the Company. The Company does not have an Audit Committee, therefore, the Board of Directors reviews and approves audit and permissible non-audit services performed by Robison, Hill & Company, as well as the fees charged by Robison, Hill & Company for such services.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     USIP.COM, INC.
     Date:  March 30, 2006
     By:/s/ CRAIG H. BURTON
     CRAIG H. BURTON
     President


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


SIGNATURE                                  TITLE                      DATE

/s/  CRAIG H. BURTON                President                     March 30, 2006
-------------------------
Craig H. Burton



/s/  JOSEPH J. PASSALAQUA           Secretary/Treasurer           March 30, 2006
-------------------------
Joseph J. Passalaqua



/s/  LEWIS MCGUINNESS               Director                      March 30, 2006
-------------------------
Lewis M. McGuinness