Form 10QSB
period 2006-03-31
USIP COM INC
filed 2006-05-17
CIK 1119721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

          ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                        For the transition period from to

                         COMMISSION FILE NUMBER 0-31193

                                 USIP.COM, INC.
        (Exact name of small business issuer as specified in its charter)

          NEVADA                                                   16-1583162
-------------------------------                              -------------------
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

Yes ( X ) No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 46,632,222 shares of Common Stock, $.0001 par value, were outstanding as of March 31, 2006.

            TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE):

                                Yes ( ) No ( X )

                                 USIP.COM, INC.

                              INDEX TO FORM 10-QSB
                                 MARCH 31, 2006


                          PART I FINANCIAL INFORMATION


ITEM 1.           Financial Statements

                  Consolidated Balance Sheets
                  At December 31, 2005 and March 31, 2006

                  Consolidated Statements of Income and
                  Retained   Earnings   For  the  three
                  months ended March 31, 2006 and March
                  31, 2005

                  Consolidated Statements of Cash Flows
                  For  the three months ended March 31, 2006 and March 31, 2005

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

ITEM 3.           Defaults Upon Senior Securities

ITEM 4.           Submission of Matters to a Vote of Security Holders

ITEM 5.           Other Information

ITEM 6.           Exhibits and Reports on Form 8-K

                  Signatures

                         PART I. FINANCIAL INFORMATION

                                     USIP.COM, INC.
                               CONSOLIDATED BALANCE SHEETS
                          MARCH 31, 2006 AND DECEMBER 31, 2005

                                                         (Unaudited)
                                                          March 31,          December 31,
                                                            2006                2005
                                                        --------------      --------------
CURRENT ASSETS
  Cash                                                            $ -               $ 443
  Commissions and Sales Receivable, Net                        68,704              58,025
  Inventory                                                    15,894              15,894
  Prepaid Expenses                                              1,600               1,600
                                                        --------------      --------------

TOTAL CURRENT ASSETS                                           86,198              75,962
                                                        --------------      --------------

FIXED ASSETS
  Telephone and Office Equipment                            1,476,016           1,476,016
  Vehicle                                                      64,733              64,733
                                                        --------------      --------------
                                                            1,540,749           1,540,749
  Less: Accumulated Depreciation                           (1,433,373)         (1,406,642)
                                                        --------------      --------------

               Net Fixed Assets                               107,376             134,107
                                                        --------------      --------------

OTHER ASSETS
  Net Assets of Discontinued Operations                        49,869              60,093
                                                        --------------      --------------

TOTAL ASSETS                                                $ 243,443           $ 270,162
                                                        ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable                                          $ 170,416           $ 152,270
  Bank Overdraft                                                3,974                   -
  Line of Credit                                                    -             103,377
  Accrued Payroll and Payroll Taxes                                 -               1,683
  Accrued State Gross Receipts Taxes                            3,350               3,518
  Other Accrued Expenses                                        3,697               5,926
  Related Party Note                                          139,922             245,914
  Current Portion of Long-Term Debt                            34,373              34,373
                                                        --------------      --------------

TOTAL CURRENT LIABILITIES                                     355,732             547,061
                                                        --------------      --------------

Long-Term Liabilities
  Notes Payable                                                31,689              46,265
                                                        --------------      --------------

TOTAL LONG-TERM LIABILITIES                                    31,689              46,265

Net Liabilities of Discontinued Operations                     75,133              76,182
                                                        --------------      --------------

TOTAL LIABILITIES                                             462,554             669,508
                                                        --------------      --------------

STOCKHOLDERS' EQUITY
    Common Stock, $.0001 par value  100,000,000 shares
      authorized, 46,632,222 and 20,004,388 shares
      issued and outstanding at March 31, 2006 and
      December 31, 2005                                         4,663               2,000
  Common Stock to be Issued, 2,500,000 shares at
      December 31, 2005                                             -                 250
  Additional Paid In Capital                                2,498,773           2,259,908
  Retained Earnings                                        (2,722,547)         (2,661,504)
                                                        --------------      --------------

TOTAL STOCKHOLDERS' EQUITY                                   (219,111)           (399,346)
                                                        --------------      --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 243,443           $ 270,162
                                                        ==============      ==============


   The accompanying notes are an integral part of these financial statements.

                                          USIP.COM, INC.
                               CONSOLIDATED STATEMENT OF OPERATIONS
                        FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                           (UNAUDITED)

                                          For the three months ended
                                                   March 31,
                                          2006                   2005
                                    ------------------      ----------------
SALES
  Commissions                                $ 11,256               $ 7,970
  Coin Collections                             17,610                21,390
  Dial Around                                  33,155                52,090
  Equipment Sales                                   -                25,924
  Phone Card Sales                                400                 1,745
  Service and Repair Sales                     11,983                17,042
                                    ------------------      ----------------
      Total Sales                              74,404               126,161
                                    ------------------      ----------------

COST OF SALES
  Telecommunications Costs                     30,188                24,547
  Commissions                                     345                   570
  Contractor Fees                                   -                     -
  Repairs and Service Supplies                      -                 1,230
  Depreciation                                 26,731                33,207
  Phone Cards and Phone Costs                     574                29,118
  Travel                                            -                 2,954
                                    ------------------      ----------------
      Total Cost of Sales                      57,838                91,626
                                    ------------------      ----------------

Gross Profit                                   16,566                34,535
                                    ------------------      ----------------

                                 USIP.COM, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)
                                   (Continued)

                                                                                       For the three months ended
                                                                                                March 31,
                                                                                        2006                 2005
                                                                                  -----------------     ----------------
OPERATING EXPENSES
  Salaries and Wages                                                                      $ 10,087             $ 43,230
  Payroll Taxes                                                                              5,023                5,429
  Insurance                                                                                  6,980                9,603
  Telephone                                                                                     99                2,458
  Outside Services                                                                             876                4,502
  Utilities                                                                                  3,005                1,917
  Vehicle Expenses                                                                             661                1,321
  Rent                                                                                      22,580               22,987
  Professional Fees                                                                          8,624               33,427
  Travel and Entertainment                                                                     571                   31
  Office Expense                                                                             4,241                3,952
                                                                                  -----------------     ----------------
      Total Operating Expenses                                                              62,747              128,857
                                                                                  -----------------     ----------------

Loss from Operations                                                                       (46,181)             (94,322)
                                                                                  -----------------     ----------------

OTHER INCOME (EXPENSE)
  Gain (Loss) on Sale of Equipment                                                               -              (14,727)
  Prov For State Tax                                                                        (1,966)                (810)
  Interest Expense                                                                          (4,932)             (14,882)
                                                                                  -----------------     ----------------
      Total Other Income                                                                    (6,898)             (30,419)
                                                                                  -----------------     ----------------

Net Loss from Operations                                                                   (53,079)            (124,741)
                                                                                  -----------------     ----------------

Discontinued Operations:
  Net Loss from discontinued operations net of tax effects of $0                            (7,964)              (6,714)
  Loss on disposal of discontinued operations net of tax effects of $0                           -                    -
                                                                                  -----------------     ----------------

Total Loss from discontinued operations                                                     (7,964)              (6,714)
                                                                                  -----------------     ----------------

NET INCOME                                                                               $ (61,043)          $ (131,455)
                                                                                  =================     ================

Basic & Diluted Loss Per Share
  Continuing Operations                                                                    $ (0.00)             $ (0.01)
  Discontinued Operations                                                                    (0.00)               (0.00)
                                                                                  -----------------     ----------------
                                                                                           $ (0.00)             $ (0.01)
                                                                                  =================     ================

Weighted Common Shares Outstanding                                                      46,632,222           17,804,388
                                                                                  =================     ================


   The accompanying notes are an integral part of these financial statements.

                                  USIP.COM, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

                                                                                 For the three months ended
                                                                                          March 31,
                                                                                2006                      2005
                                                                         -------------------        -----------------

Cash Flows From Operating Activities:
    Net (Loss)                                                                    $ (61,043)              $ (131,455)
    Adjustments to reconcile net  (loss) to net
        cash provided (used) by operating activities:
             Depreciation Expense                                                    26,731                   33,207
             Loss on Sale of Equipment                                                    -                   14,727
             (Increase) Decrease in Commission Receivables                          (10,679)                 (46,477)
             (Increase) Decrease in Prepaid Insurance                                     -                        -
             Increase (Decrease) in Accounts Payable                                 18,146                   32,468
             Increase (Decrease) in Accrued Payroll                                  (1,683)                       -
             Increase (Decrease) in Accrued Expenses                                 (2,229)                     744
             Increase (Decrease) in Gross Receipts Tax                                 (168)                     810
                                                                         -------------------        -----------------
            Net cash provided(used) in continuing activities                        (30,925)                 (95,976)
            Net cash provided(used) in discontinued activities                       14,799                    8,107
                                                                         -------------------        -----------------
            Net cash (used) by operating activities                                 (16,126)                 (87,869)
                                                                         -------------------        -----------------

Cash Flows From Investing Activities:
             Proceeds from Sale of Equipment                                              -                   13,398
                                                                         -------------------        -----------------
            Net cash provided(used) in continuing activities                              -                   13,398
            Net cash provided(used) in discontinued activities                            -                   12,750
                                                                         -------------------        -----------------
            Net cash (used) by investing activities                                       -                   26,148
                                                                         -------------------        -----------------

Cash Flows From Financing Activities:
            Bank overdraft                                                            3,974                        -
            Proceeds received from Line of Credit                                         -                   11,509
            Proceeds from related party of Notes Payable                             26,033                        -
            Proceeds from issuance of Notes Payable                                       -                   68,624
            Payments on Notes Payable                                               (14,576)                 (15,630)
                                                                         -------------------        -----------------
            Net cash provided(used) in continuing activities                         15,431                   64,503
            Net cash provided(used) in discontinued activities                          252                        -
                                                                         -------------------        -----------------
            Net cash provided by financing activities                                15,683                   64,503
                                                                         -------------------        -----------------

Net Increase (Decrease)  in cash                                                       (443)                   2,782

Cash - Beginning of Period                                                              443                    7,345
                                                                         -------------------        -----------------

Cash - End of Period                                                                    $ -                 $ 10,127
                                                                         ===================        =================

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During Period The Period For:
    Interest                                                                            $ -                  $ 3,857

   The accompanying notes are an integral part of these financial statements.

                                 USIP.COM, INC.
                 CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM REPORTING

The unaudited financial statements as of March 31, 2006 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated Financial Statements include the accounts of USIP.COM, Inc. and its wholly owned subsidiaries, Datone, Inc. and NB Telecom, Inc. Intercompany transactions and balances have been eliminated in consolidation and combination.

CONCENTRATIONS OF CREDIT RISK

The Company's payphones are located primarily in New York State and parts of Pennsylvania and usage of those phones may be affected by economic conditions in those areas. The company has experienced about a 30% drop in revenue's, due to increased competition from other payphone providers and increase usage of wireless communications.

The Company maintains cash balances with a financial institution insured by the Federal Deposit Insurance Corporation up to $100,000. There are no uninsured balances at March 31, 2006 or December 31, 2005.

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

NOTE 2.  INVENTORY

Inventory is valued at the lower of cost, determined on the first-in, first-out basis (FIFO), or market value. Inventory consists of the following:

                                        March 31,         December 31,
                                          2006                 2005
                                     ----------------     ----------------
 Calling Cards                                $  893               $  893
 Parts and Accessories                        15,001               15,001
                                     ----------------     ----------------
                                            $ 15,894             $ 15,894
                                     ================     ================

NOTE 3.  COMMISSIONS AND SALES RECEIVABLE

Commissions and Sales Receivable consists of the following at March 31, 2006 and December 31, 2005:

                                           March 31,          December 31,
                                              2006                2005
                                       -------------------  ------------------
  Commissions Receivable                          $66,047             $45,283
  Sales Receivable                                  2,657              12,742
                                       -------------------  ------------------
                                                  $68,704             $58,025
                                       ===================  ==================

NOTE 4.  LONG-TERM DEBT

Long-term debt as of March 31, 2006 and December 31, 2005 is as follows:

                                                                                         March 31,         December 31,
                                                                                                                      -
                                                                                            2006               2005
                                                                                     ------------------- ------------------
Vehicle Note, Monthly payments of $462 with interest at 9.25%                                    $4,443             $4,845
Vehicle Note, Monthly payments of $261 with interest at 12.4%                                         -                  -
Bank Note, Monthly payments of $1,825 with interest at 7.5%                                      45,591             52,875
Vehicle Note, Monthly payment of $535 w/interest at 8.2%                                          8,896             13,098
Vehicle Note, Monthly payment of $589 w/interest at  8.2%                                         7,132              9,820
Note Payable, Due June 3, 2005, interest at 10%                                                       -                  -
                                                                                     ------------------- ------------------
                                                                                                 66,062             80,638

Less current portion of long-term debt                                                           34,373             34,373
                                                                                     ------------------- ------------------

                                                                                                $31,689            $46,265
                                                                                     =================== ==================

                                 USIP.COM, INC.
                 CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005



Aggregate annual maturities required on long-term debt at December 31, 2005 are as follows:

     2006                                               $30,202
     2007                                                29,316
     2008                                                16,949
     2009                                                     -
     2010                                                     -
     Thereafter                                               -
                                              ------------------
                                                        $80,638
                                              ==================


NOTE 5.           RELATED PARTY NOTE

The Company has a note with a relative of Joseph Passalaqua, Secretary of the Company. The note has a due date of September 22, 2006 and carries an interest rate of 15%. As of March 31, 2006 the outstanding principal on the note was $5,000 and accrued interest was $10.


The Company has several notes with Callaway Properties with is owned by a relative of Joseph Passalaqua, Secretary of the Company. These notes have due dates from July 1, 2005 to March 1, 2007 and carry interest rates between 10% and 16%. As of March 31, 2006 the outstanding balance was 134,911.

The Company has a note payable to Craig Burton, President of the Company. This note has a due date of November 21, 2007 and carry interest of 10%. As of March 31, 2006 the outstanding principal on the note was $5,000 and accrued interest was $180.

The Company has revolving lines of credit from Riviera Bay Holding Trust, a beneficial owner of common stock, advances on the credit line are payable on demand and carry an interest rate of 8%. As of March 31, 2006 there was no amount owing.

NOTE 6.           OPERATING LEASES

On January 1, 2006, the Company entered into an agreement a two year agreement to lease office space for its corporate offices for $7,500 a month.

NOTE 7.           MAJOR DIAL AROUND COMPENSATION PROVIDERS (COMMISSIONS)
The Company received approximately 95% of total dial around and zero-plus compensation (commissions) from two providers.

NOTE 8.           INCOME TAXES

As of December 31, 2005, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $2,830,660 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

                                                2005               2004
                                         ------------------- ------------------
      Net Operating Losses                          917,735            741,059
      Equipment Obsolescence                       (99,506)           (99,506)
      Valuation Allowance                         (818,229)          (641,553)
                                         ------------------- ------------------
                                                          -                  -
                                         =================== ==================

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

                                                   2005               2004
                                             ------------------ ---------------
Provision (Benefit) at US Statutory Rate             (176,676)       (137,078)
Equipment Obsolescence                                       -               -
Increase (Decrease) in Valuation Allowance             176,676         137,078
                                             ------------------ ---------------
                                                             -               -
                                             ================== ===============

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

BASIS OF PRESENTATION

The unaudited consolidated financial statements of USIP.Com, Inc. ("USIP", the "Company", "our", or "we"), include the accounts of USIP.Com Inc. and its two wholly owned subsidiaries: Datone Inc. and NB Telecom, Inc. All significant inter-company amounts have been eliminated. The unaudited consolidated financial statements of USIP present herein, should be read in conjunction with the audited consolidated financial statements of USIP as of and for the year ended December 31, 2005. In the opinion of management, the unaudited consolidated financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation. Interim results are not necessary indicative of results to be expected for the entire year.

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

As of March 31, 2006, we owned and operated a network of approximately 391 payphones. Our installed payphone base generates revenue from three principle sources: coin-calls and non-coin calls, sales and service of payphones and pre-paid phone cards.

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

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

REVENUES

Our total revenue decreased by $51,757 or approximately 41.03%, from $126,161 in the three months ended March 31, 2005 to $74,404 in the three months ended March 31, 2006. This decrease was primarily attributable to the reduced number of payphones we operated coupled with the increased competition from wireless communication services.

Our commissions increased by $3,286 or approximately 41.23%, from $7,970 in the three months ended March 31, 2005 to $11,256 in the three months ended March 31, 2006. This increase was primarily due to an increase in toll free phone calls on our network of payphones.

Our coin call revenues decreased by $3,780 or approximately 17.68%, from $21,390 in the three months ended March 31, 2005 to $17,610 in the three months ended March 31, 2006. The decrease in coin call revenue was primarily attributable to the reduced number of payphones we operated coupled with the increased competition from wireless communication services. We reduced our network from approximately 557 payphones in 2005 to approximately 391 in 2006.

Our non-coin call revenue, which is comprised primarily of dial-around revenue and operator service revenue decreased $18,935 approximately 36.35% from $52,090 in the three months ended March 31, 2005 to $33,155 in the three months ended March 31, 2006. This decrease was primarily attributable to a decrease in the number of payphones.
..

Service & Repair Sales increased by $5,059, when compared to the same period in 2005. Equipment sales decreased by $25,924 from $25,924 for the three months ending March 31, 2005 to $0.00 in the three months ending March 31, 2006. This decrease is primarily attributed to a one time large sale of payphones in the first quarter of 2005. Our phone card revenue decreased by $1,345 when compared to 2005. This decrease is due to increased competition from other phone card vendors along with loss of various site locations.

COSTS OF SALES

Our overall cost of sales decreased for the three months ending March 31, 2006 by $33,788 or approximately 36.88% when compared to the three months ending March 31, 2005. This decrease in our overall cost is primarily due to cost of payphones sold, the cost of providing telephone service to 391 payphones in 2006 as compared to 511 payphones in 2005. This number reflects an overall reduction of 120 payphones due to our ongoing strategy of identifying and removing unprofitable payphones. Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment. If the site owner does not purchase the payphone, we remove it from the site.

Our commissions' payable decreased by $225 due to a decrease in non-company owned payphones sites. Our contractor's fees stayed at $0.00 when compared to the same period in 2005. Depreciation expense increased by $6,476 when compared to the same period in 2005. This increase is due to certain assets being fully depreciated and our on going strategy of identifying unprofitable payphones, and selling them to the site owners. Once a payphone is sold to the site owner it is removed from our assets and depreciation schedules. We own telephone equipment and motor vehicles, which provide a service for a number of years. The term of service is commonly referred to as the "useful life" of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.

Our cost of sales for repairs, service, travel and supplies decreased by $4,184 a direct result of the management team's ongoing efforts to reduce cost. Our phone card and phone cost expenses decreased by $28,544 when comparing year 2006 to 2005. This decrease is primarily due to cost of sales on a large one time sale of payphones in the first quarter 2005.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $66,110 or approximately 51.31% over the same period in 2005. Approximately 37.52 % of this decrease is related to a decrease of professional fees directly related with the proposed merger with Cornerstone Service Group, Inc. Salaries and related payroll taxes were reduced by $33,143 when compared to the same expenses for 2005. Our insurance expense decreased by $2,623 when compared to the same fiscal period 2005. This decrease is primarily attributable to the decrease in payroll. Rent decreased by $107 when compared to 2005. Professional fees decreased by $24,803 over 2005. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Expenses for outside services decreased by $3,626 over 2005. Our telephone, utilities, office, vehicle and travel & entertainment expenses, together account for an increase of $11,659 when compared to the same period ending March 31, 2005.

GOING CONCERN QUALIFICATION

In their Independent Auditor's Report for the fiscal year ending December 31, 2005, Robison, Hill & Co. states that we have incurred annual losses since inception raising substantial doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Our primary sources of liquidity have been cash from operations and borrowing from various credit facilities. As of March 31, 2006, we have a note payable to Key Bank in the amount of $45,591. In addition, we have unsecured lines of credit with Lilly Beter Capital Group, Ltd. in the amount of $500,000 and Riviera Bay Holding Trust in the amount of $100,000, as of March 31, 2006 these lines have been paid in full respectively.

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

RISKS ASSOCIATED WITH OUR BUSINESS

In addition to the other information in this report, the following risks should be considered carefully in evaluating our business and prospects:

UNLESS WE CAN REVERSE OUR HISTORY OF LOSSES, WE MAY HAVE TO DISCONTINUE OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in fiscal years 2004 through 2005, and the losses are projected to continue in 2006. Our net losses were $403,170 and $131,455 for fiscal years ended 2004, 2005 respectively. We have been concentrating on the development of our products, services and business plan. Our management believes that we can be profitable and that our business plan will be successful; however, there is no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
 Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not applicable.

ITEM 5. OTHER INFORMATION
 Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
NO. DESCRIPTION

3        Articles  of  Incorporation  (incorporated  by
         reference to Exhibit 3 of the  Company's  Form
         10-SB) filed on July 28, 2000.
3.1      Amended      Articles     of     Incorporation
         (incorporated  by  reference to Exhibit 3.1 of
         the  Company's  Form 10-SB)  filed on July 28,
         2000.
3.2      Amended      Articles     of     Incorporation
         (incorporated by reference to Exhibit 3.2 of the Company's Form 10-SB) filed on July 28,
         2000.
3.3 Bylaws (incorporated by reference to Exhibit 4 of the Company's Form 10-SB) filed on July 28, 2000.
4 Specimen Stock Certificate (incorporated by reference to Exhibit 5 of the Company's Form 10-SB). filed on July 28, 2000.
31.1     Sarbanes-Oxley Act of 2002 Section 302 Certification for Craig Burton
32.1     Sarbanes-Oxley Act of 2002 Section 906 Certification for Craig Burton

(b) Reports on Form 8K


Form 8-K dated May 24, 2004 was filed pursuant to Item 5 (Other Events).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 USIP.COM, INC.

                                  (Registrant)


       Dated:  May 17, 2006                         /s/ CRAIG BURTON
                                                     ----------------
                                                        Craig Burton
                                                President/Chief Acct. Officer