Form 10QSB
period 2006-06-30
USIP COM INC
filed 2006-08-23
CIK 1119721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

    (Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number 0-31193

                                 USIP.COM, INC.
                    -----------------------------------------
        (Exact name of small business issuer as specified in its charter)

          NEVADA                                       16-1583162
-------------------------------              -----------------------------------
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

              Yes   ( X )                                 No   (   )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 46,632,228 shares of Common Stock, $.0001 par value, were outstanding as of June 30, 2006

Transitional Small Business Disclosure Forms (check one):

              Yes   (   )                                 No   ( X )

                                 USIP.COM, INC.
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2006 AND DECEMBER 31, 2005

                                                         (Unaudited)
                                                          June 30,           December 31,
                                                            2006                2005
                                                        --------------      --------------
CURRENT ASSETS
  Cash                                                            $ -               $ 443
  Commissions and Sales Receivable, Net                        48,152              58,025
  Inventory                                                    15,894              15,894
  Prepaid Expenses                                              1,600               1,600
                                                        --------------      --------------

TOTAL CURRENT ASSETS                                           65,646              75,962
                                                        --------------      --------------

FIXED ASSETS
  Telephone and Office Equipment                            1,476,016           1,476,016
  Vehicle                                                      64,733              64,733
                                                        --------------      --------------
                                                            1,540,749           1,540,749
  Less: Accumulated Depreciation                           (1,468,247)         (1,406,642)
                                                        --------------      --------------

               Net Fixed Assets                                72,502             134,107
                                                        --------------      --------------

OTHER ASSETS
  Net Assets of Discontinued Operations                        47,325              60,093
                                                        --------------      --------------

TOTAL ASSETS                                                $ 185,473           $ 270,162
                                                        ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable                                          $ 181,389           $ 152,270
  Bank Overdraft                                                2,191                   -
  Line of Credit                                                    -             103,377
  Accrued Payroll and Payroll Taxes                             1,683               1,683
  Accrued State Gross Receipts Taxes                            4,441               3,518
  Other Accrued Expenses                                        1,663               5,926
  Related Party Note                                          173,678             245,914
  Current Portion of Long-Term Debt                            34,373              34,373
                                                        --------------      --------------

TOTAL CURRENT LIABILITIES                                     399,418             547,061
                                                        --------------      --------------

Long-Term Liabilities
  Notes Payable                                                29,398              46,265
                                                        --------------      --------------

TOTAL LONG-TERM LIABILITIES                                    29,398              46,265

Net Liabilities of Discontinued Operations                    116,299              76,182
                                                        --------------      --------------

TOTAL LIABILITIES                                             545,115             669,508
                                                        --------------      --------------

STOCKHOLDERS' EQUITY
    Common Stock, $.0001 par value  100,000,000 shares
      authorized, 46,632,222 and 20,004,388 shares
      issued and outstanding at June 30, 2006 and
      December 31, 2005                                         4,663               2,000
  Common Stock to be Issued, 2,500,000 shares at
      December 31, 2005                                             -                 250
  Additional Paid In Capital                                2,498,773           2,259,908
  Retained Earnings                                        (2,863,078)         (2,661,504)
                                                        --------------      --------------

TOTAL STOCKHOLDERS' EQUITY                                   (359,642)           (399,346)
                                                        --------------      --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 185,473           $ 270,162
                                                        ==============      ==============


   The accompanying notes are an integral part of these financial statements.

                                 USIP.COM, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE SIX MONTHS ENDED June 30, 2006 AND 2005
                                   (UNAUDITED)

                                             For the three months ended             For the six months ended
                                                      June 30,                              June30,
                                              2006               2005               2006               2005
                                        ------------------ ------------------ ------------------ ------------------
SALES
  Commissions                                     $ 3,452            $ 7,040           $ 14,708           $ 15,010
  Coin Collections                                 13,360             18,403             30,970             39,793
  Dial Around                                      (2,351)            18,232             30,804             70,322
  Equipment Sales                                     146              4,461                251             30,387
  Phone Card Sales                                      -              1,555                400              3,300
  Service and Repair Sales                         12,516             17,081             24,394             34,123
                                        ------------------ ------------------ ------------------ ------------------
      Total Sales                                  27,123             66,772            101,527            192,935
                                        ------------------ ------------------ ------------------ ------------------

COST OF SALES
  Telecommunications Costs                         17,640             24,810             47,828             49,357
  Commissions                                           -                349                345                920
  Contractor Fees                                       -             (9,100)                 -            (18,060)
  Repairs and Service Supplies                      2,987                469              2,987              4,199
  Depreciation                                     34,874             32,811             61,604             66,018
  Phone Cards and Phone Costs                           -              6,365                574             32,983
  Travel / Mileage                                  1,000              3,260              1,000              6,214
                                        ------------------ ------------------ ------------------ ------------------
      Total Cost of Sales                          56,501             58,964            114,338            141,631
                                        ------------------ ------------------ ------------------ ------------------

Gross Profit                                      (29,378)             7,808            (12,811)            51,304
                                        ------------------ ------------------ ------------------ ------------------

                                 USIP.COM, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)
                                   (Continued)

                                             For the three months ended           For the six months ended
                                                      June 30,                            June 30,
                                               2006              2005              2006              2005
                                         ----------------- ----------------- ----------------- -----------------
OPERATING EXPENSES
  Salaries and Wages                              $ 7,050          $ 37,844          $ 17,137          $ 81,074
  Payroll Taxes                                     1,518             2,372             6,541             7,801
  Insurance                                         1,735            17,166             8,715            26,770
  Telephone                                             -             2,172                99             4,630
  Outside Services                                  2,363               347             5,120             4,849
  Utilities                                           872             1,206             3,877             3,123
  Vehicle Expenses                                      -               229               661             1,550
  Rent                                             22,605            22,605            45,185            45,592
  Professional Fees                                19,552            38,805            28,176            72,233
  Travel and Entertainment                          3,782                 -             4,353                31
  Office Expense                                      847             3,160             3,173             7,111
                                         ----------------- ----------------- ----------------- -----------------
      Total Operating Expenses                     60,324           125,906           123,037           254,764
                                         ----------------- ----------------- ----------------- -----------------
                                                        -                                   -
Loss from Operations                              (89,702)         (118,098)         (135,848)         (203,460)
                                         ----------------- ----------------- ----------------- -----------------
                                                                                            -
OTHER INCOME (EXPENSE)                                                                      -
  Gain (Loss) on Sale of Equipment                      -             5,131                 -            (9,595)
  Prov For State Tax                                 (168)               59            (2,134)             (751)
  Interest Expense                                 (6,849)          (16,764)          (11,781)          (31,954)
                                         ----------------- ----------------- ----------------- -----------------
      Total Other Income                           (7,017)          (11,574)          (13,915)          (42,300)
                                         ----------------- ----------------- ----------------- -----------------

Net Loss from Operations                          (96,719)         (129,672)         (149,763)         (245,760)
                                         ================= ================= ================= =================

Discontinued Operations:
  Net Loss from discontinued operations
    net of tax effects of $0                       (43,847)          (24,897)          (51,811)          (40,571)
  Loss on disposal of discontinued
    operations net of tax effects of $0                 -                 -                 -                 -
                                         ----------------- ----------------- ----------------- -----------------

Total Loss from discontinued operations           (43,847)          (24,897)          (51,811)          (40,571)
                                         ----------------- ----------------- ----------------- -----------------

NET INCOME                                     $ (140,566)       $ (154,569)       $ (201,574)       $ (286,331)
                                         ================= ================= ================= =================

Basic & Diluted Loss Per Share
  Continuing Operations                           $ (0.00)          $ (0.01)          $ (0.00)          $ (0.01)
  Discontinued Operations                           (0.00)            (0.00)            (0.00)            (0.00)
                                         ----------------- ----------------- ----------------- -----------------
                                                  $ (0.00)          $ (0.01)          $ (0.00)          $ (0.02)
                                         ================= ================= ================= =================
Weighted Common Shares Outstanding             46,632,222        17,804,388        45,023,700        17,804,388
                                         ================= ================= ================= =================


   The accompanying notes are an integral part of these financial statements.

                                  USIP.COM, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

                                                                               For the six months ended
                                                                                       June 30,
                                                                                2006               2005
                                                                         ------------------- ------------------

Cash Flows From Operating Activities:
    Net (Loss)                                                                   $ (201,574)        $ (286,331)
    Adjustments to reconcile net  (loss) to net
        cash provided (used) by operating activities:
             Depreciation Expense                                                    61,605             56,795
             Loss on Sale of Equipment                                                    -              9,595
             (Increase) Decrease in Commission Receivables                            9,873            (21,505)
             (Increase) Decrease in Prepaid Expense                                       -             (2,025)
             Increase (Decrease) in Accounts Payable                                 29,119             33,781
             Increase (Decrease) in Accrued Expenses                                 (4,263)            (1,355)
             Increase (Decrease) in Gross Receipts Tax                                  923                817
                                                                         ------------------- ------------------
            Net cash provided(used) in continuing activities                       (104,317)          (210,228)
            Net cash provided(used) in discontinued activities                       48,024             34,265
                                                                         ------------------- ------------------
            Net cash (used) by operating activities                                 (56,293)          (175,963)
                                                                         ------------------- ------------------

Cash Flows From Investing Activities:
             Proceeds from Sale of Equipment                                              -             35,743
                                                                         ------------------- ------------------
            Net cash provided(used) in continuing activities                              -             35,743
            Net cash provided(used) in discontinued activities                            -
                                                                         ------------------- ------------------
            Net cash (used) by investing activities                                       -             35,743
                                                                         ------------------- ------------------

Cash Flows From Financing Activities:
            Bank overdraft                                                            2,191                  -
            Proceeds received from Line of Credit                                         -             23,168
            Proceeds from related party of Notes Payable                                  -             70,249
           Payment on related Party Payable                                          59,789            (10,573)
            Proceeds from issuance of Notes Payable                                       -             73,106
            Payments on Notes Payable                                               (16,867)           (15,630)
                                                                         ------------------- ------------------
            Net cash provided(used) in continuing activities                         45,113            140,320
            Net cash provided(used) in discontinued activities                       10,737                  -
                                                                         ------------------- ------------------
            Net cash provided by financing activities                                55,850            140,320
                                                                         ------------------- ------------------

Net Increase (Decrease)  in cash                                                       (443)               100

Cash - Beginning of Period                                                              443              5,412
                                                                         ------------------- ------------------

Cash - End of Period                                                                    $ -            $ 5,512
                                                                         =================== ==================

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During Period The Period For:
    Interest                                                                            $ -            $ 3,857

Supplemental Disclosures of non-cash Investing
  and Financing Activities
     Stock issued for cancellation of debt                                        $ 241,278                $ -

   The accompanying notes are an integral part of these financial statements.

                                 USIP.COM, INC.
                 CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

NOTE 1 . NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM REPORTING

The unaudited financial statements as of June 30, 2006 and for the six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated Financial Statements include the accounts of USIP.COM, Inc. and its wholly owned subsidiaries, Datone, Inc. and NB Telecom, Inc. Intercompany transactions and balances have been eliminated in consolidation and combination. As of April 1, 2006 NB Payphone, Ltd. has changed names to NB Telecom , Inc.

NOTE 1 . NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATIONS OF CREDIT RISK

The Company's payphones are located primarily in New York State and parts of Pennsylvania and usage of those phones may be affected by economic conditions in those areas. The company has experienced about a 30% drop in revenue's, due to increased competition from other payphone providers and increase usage of wireless communications.

The Company maintains cash balances with a financial institution insured by the Federal Deposit Insurance Corporation up to $100,000. There are no uninsured balances at June 30, 2006 or December 31, 2005.

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

NOTE 1 . NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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


NOTE 2.           INVENTORY

Inventory is valued at the lower of cost, determined on the first-in, first-out basis (FIFO), or market value. Inventory consists of the following:

                                June 30,            December 31,
                                2006                 2005
                           ----------------     ----------------
Calling Cards                         $893                 $893
Parts and Accessories               15,001               15,001
                           ----------------     ----------------
                                   $15,894              $15,894
                           ================     ================

NOTE 3.           COMMISSIONS AND SALES RECEIVABLE

Commissions and Sales Receivable consists of the following at June 30, 2006 and December 31, 2005:

                                June 30,           December 31,
                                  2006                 2005
                            ------------------   ------------------
Commissions Receivable                $44,318              $45,283
Sales Receivable                        3,834               12,742
                            ------------------   ------------------
                                      $48,152              $58,025
                            ==================   ==================



NOTE 4.           LONG-TERM DEBT

Long-term debt as of June 30, 2006 and December 31, 2005 is as follows:

                                                                     June 30,         December 31,
                                                                       2006               2005
                                                                ------------------- ------------------
Vehicle Note, Monthly payments of $462 with interest at 9.25%               $4,443             $4,845
Bank Note, Monthly payments of $1,825 with interest at 7.5%                 43,791             52,875
Vehicle Note, Monthly payment of $535 w/interest at 8.2%                     8,896             13,098
Vehicle Note, Monthly payment of $589 w/interest at  8.2%                    6,641              9,820
                                                                ------------------- ------------------
                                                                            63,771             80,638

Less current portion of long-term debt                                      34,373             34,373
                                                                ------------------- ------------------

                                                                           $29,398            $46,265
                                                                =================== ==================

Aggregate annual maturities required on long-term debt at December 31, 2005 are as follows:

    2006                                     $           34,373
    2007                                                 29,398
    2008                                                      -
    2009                                                      -
    2010                                                      -
                                             ------------------
    Thereafter                                                -
                                             ------------------
                                             $           63,771
                                             ==================


NOTE 5.           RELATED PARTY NOTE

The Company has several notes with a relative of Joseph Passalaqua, Secretary of the Company. The note has a due date of September 22, 2006 and carries an interest rate of 15%. As of June 30, 2006, the outstanding principal on the note was $9,400 and accrued interest was $275.

The Company has several notes with Callaway Properties which is owned by a relative of Joseph Passalaqua, Secretary of the Company. These notes have due dates from July 1, 2005 to March 1, 2007 and carry interest rates between 10% and 16%. As of June 30, 2006, the outstanding balance was $164,003.

The Company has revolving lines of credit from Riviera Bay Holding Trust, a beneficial owner of common stock, advances on the credit line are payable on demand and carry an interest rate of 8%. As of June 30, 2006 there was no amount owing.

NOTE 6.           OPERATING LEASES

On January 1, 2006, the Company entered into a two year agreement to lease office space for its corporate offices for $7,500 a month.


NOTE 7.           MAJOR DIAL AROUND COMPENSATION PROVIDERS (COMMISSIONS)

The Company received approximately 95% of total dial around and zero-plus compensation (commissions) from two providers.


NOTE 8.           INCOME TAXES

As of December 31, 2005, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $2,830,660 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

                                               2005                2004
                                         ------------------  ------------------
      Net Operating Losses                         917,735             741,059
      Equipment Obsolescence                      (99,506)            (99,506)
      Valuation Allowance                        (818,229)           (641,553)
                                         ------------------  ------------------
                                                         -                   -
                                         ==================  ==================

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

                                               2005                2004
                                              -------------  ------------------
Provision (Benefit) at US Statutory Rate         (176,676)           (137,078)
Equipment Obsolescence                                   -                   -
Increase (Decrease) in Valuation Allowance         176,676             137,078
                                              -------------  ------------------
                                                         -                   -
                                              =============  ==================

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

         As of June 30, 2006, we owned and operated a network of approximately 384 payphones. Our installed payphone base generates revenue from three principle sources: coin-calls and non-coin calls, sales and service of payphones and pre-paid phone cards.

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


THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

REVENUES

         Our total revenue decreased by $39,649 or 59%, from $66,772 in the three months ended June 30, 2005 to $27,123 in the three months ended June 30, 2006. This decrease was primarily attributable to removal of unprofitable phone locations and lower call volumes on our payphones resulting from the growth in wireless communications. We reduced our network of payphones from approximately 468 in June 30, 2005 to 384 as of June 30, 2006.

         Our commissions decreased by $3,588 or approximately 51%, from $7,040 in the three months ended June 30, 2005 to $3,452 the three months ended June 30, 2006. This decrease is due to lower call volumes on payphones.

         Our coin call revenues decreased by $5,043 or approximately 27%, from $18,403 in the three months ended June 30, 2005 to $13,360 in the three months ended June 30, 2006. The decrease in coin call revenue was primarily attributable to the reduced number of payphones we operated coupled with the increased competition from wireless communication services. We reduced our network of payphones from approximately 468 in June 30, 2005 to 384 as of June 30, 2006.

         Our non-coin call revenue, which is comprised primarily of dial-around revenue and operator service revenue decreased $20,358 approximately 113% from $18,232 in the three months ended June 30, 2005 to $(2,351) in the six months ended June 30, 2006. This decrease was primarily attributable to the reduction in payphones, reduced call volumes and increased competition from wireless communications services.

         Service & Repair Sales decreased by $4,565, when compared to the same period in 2005. Equipment sales decreased by $4,315 from $4,461for the three months ending June 30, 2005 to $146 in the three months ending June 30, 2006. Our phone card revenue decreased by $1,555 when compared to 2005.


COSTS OF SALES

         Our overall cost of sales decreased for the three months ending June 30, 2006 by $2,463 or approximately 4% when compared to the three months ended June 30, 2005. Our telecommunication costs decreased by $7,170, the cost of providing telephone service to 384 payphones in 2006 as compared to 468 payphones in 2005. This number reflects an overall reduction of 84 payphones due to our ongoing strategy of identifying and removing unprofitable payphones. Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment. If the site owner does not purchase the payphone, we remove it from the site.


         Our commissions decreased by $349 due to a reduction in non-company owned payphones sites. Depreciation expense increased by $2,063 when compared to the same period in 2005. Once a payphone is sold to the site owner it is removed from our assets and depreciation schedules. We own telephone equipment and motor vehicles, which provide a service for a number of years. The term of service is commonly referred to as the "useful life" of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.

         Our cost of sales for repairs, service, travel and supplies decreased by $258. Our phone card and phone cost expenses decreased by $6,365 when compared to the same period in 2005. This increase is primarily due to cost of sales on a large one time sale of payphones.


OPERATION AND ADMINISTRATIVE EXPENSES

         Operating expenses decreased by $66,582 or approximately 52% over the same period in 2005. Approximately 72% of this decrease is related to a decrease of salaries and insurance due to elimination of employees. Payroll taxes were reduced by $854 when compared to the same expenses for 2005. Professional fees decreased by $19,253 over 2005. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Expenses for outside services increased by $296 over 2005. Our telephone, utilities, office, vehicle and travel & entertainment expenses, together account for a decrease of $1,266 when compared to the same period ending June 30, 2005.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

REVENUES

         Our total revenue decreased by $91,408 or approximately 47%, from $192,935 in the six months ended June 30, 2005 to $101,527 in the six months ended June 30, 2006. This decrease was primarily attributable to removal of unprofitable phone locations and lower call volumes on our payphones resulting from the growth in wireless communications.

         Our commissions decreased by $302 or approximately 5%, from $7,040 in the six months ended June 30, 2005 to $14,708 in the six months ended June 30, 2006. This decrease is due to lower call volumes on payphones.

         Our coin call revenues decreased by $8,823 or approximately 38%, from $39,793 in the six months ended June 30, 2005 to $30,970 in the six months ended June 30, 2006. The decrease in coin call revenue was primarily attributable to the reduced number of payphones we operated coupled with the increased competition from wireless communication services. We reduced our network of payphones from approximately 468 in June 30, 2005 to 384 as of June 30, 2006.

         Our non-coin call revenue, which is comprised primarily of dial-around revenue and operator service revenue decreased $39,518 approximately 56% from $70,322 in the six months ended June 30, 2005 to $30,804 in the six months ended June 30, 2006. This decrease is due to lower call volumes on payphones with reduced number of payphones.

         Service & Repair Sales decreased by $4,565 when compared to the same period in 2005. Equipment sales decreased by $30,136, from $30,387 in the six months ending June 30, 2005 to $251 in the six months ending June 30, 2006. In June 2005, there was a large one time sale that contributed to increase sales in 2005. Our phone card revenue increased by $2,900 when compared to 2005.


COSTS OF SALES

         Our overall cost of sales decreased in the six months ending June 30, 2006 by $27,293 or approximately 19% when compared to the six months ending June 30, 2005. This decrease in our overall cost is primarily due to cost of payphones sold. Our telecommunication costs decreased by $1,529, the cost of providing telephone service to 384 payphones in 2006 as compared to 468 payphones in 2005. This number reflects an overall reduction of 80 payphones due to our ongoing strategy of identifying and removing unprofitable payphones. Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment. If the site owner does not purchase the payphone, we remove it from the site.


         Our commissions decreased by $349 due to a reduction in non-company owned payphones sites. Depreciation expense decreased by $4,414 when compared to the same period in 2005. This decrease is due to certain assets being fully depreciated and our on going strategy of identifying unprofitable payphones, and selling them to the site owners. Once a payphone is sold to the site owner it is removed from our assets and depreciation schedules. We own telephone equipment and motor vehicles, which provide a service for a number of years. The term of service is commonly referred to as the "useful life" of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.

         Our cost of sales for repairs, service, travel and supplies decreased by $6,426 a direct result of the management team's ongoing efforts to reduce cost. Our phone card and phone cost expenses decreased by $32,409 when comparing year 2006 to 2005. This decrease is primarily due to cost of sales on a large one time sale of payphones in 2005.


OPERATION AND ADMINISTRATIVE EXPENSES

         Operating expenses decreased by $131,727 or approximately 52% over the same period in 2005. Salaries and related payroll taxes were reduced by $65,197 when compared to the same period in 2005. Our insurance expense decreased by $18,055 when compared to the same fiscal period 2005. Professional fees decreased by $44,057 as compared to 2005. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Expenses for outside services increased by $271 over 2005. Our rent, telephone, utilities, office, vehicle and travel & entertainment expenses, together account for a decrease of $1,266 when compared to the same period ending June 30, 2005.

GOING CONCERN QUALIFICATION

         In their  Independent  Auditor's  Report  for the  fiscal  year  ending
December 31, 2005, Robison, Hill & Co. states that we have incurred annual losses since inception raising substantial doubt about our ability to continue as a going concern.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

         Our primary sources of liquidity have been cash from operations and borrowing from various credit facilities. As of June 30, 2006, we have a note payable to Key Bank in the amount of $43,791. The Company has a note with a relative of Joseph Passalaqua, Secretary of the Company, as of June 30, 2006 the outstanding amount was $9,400.



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

         (b) Changes in Internal Controls



         Based on his evaluation as of June 30, 2006, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



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


                                               USIP.Com, Inc.

                                               (Registrant)



Dated:   August 21, 2006                        /s/ CRAIG BURTON
                                                ----------------
                                                Craig Burton
                                                President/Chief Acct. Officer.