Form 10QSB
period 2006-09-30
USIP COM INC
filed 2006-11-14
CIK 1119721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number 0-31193

USIP.COM, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	16-1583162
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

HARBIN DONGDAZHI STREET 165,
HARBIN 150001
PEOPLE’S REPUBLIC OF CHINA
(Address of principal executive offices)

(011)-86-451-53948666
(Issuer's telephone number)

7325 OSWEGO ROAD
LIVERPOOL, NEW YORK 13090
(315) 451-7515
(Former name, former address and former fiscal year
if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 49,643,222 shares of Common Stock, $.0001 par value, were outstanding as of September 30, 2006

Transitional Small Business Disclosure Format (check one); Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

USIP.COM, INC.
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 & 2005
(UNAUDITED)

TABLE OF CONTENTS

Page(s)

Condensed Consolidated Balance Sheet as of September 30, 2006
(Unaudited)	3

Condensed Consolidated Statements of Operations for the Nine and
Three months Ended September 30, 2006 and 2005 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Nine Months
Ended September 30, 2006 and 2005 (Unaudited)	5-6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7-11

USIP.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2006

ASSETS

Current assets:
Cash and cash equivalents	$1,560,653
Accounts receivable	436,945
Inventory	36,826
Prepaid expense	8,669
Total Current Assets	2,043,093

Property and equipment, net of accumulated depreciation	1,499,467

Other assets:
Construction in progress	2,616,162
Advances to suppliers	2,469,054
Other receivables	650,836
Total Other Assets	5,736,052

Net assets of discontinued operations	49,270

Total Assets	$9,327,882

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Loan payable - current portion	$1,002,843
Accounts payable	230,905
Taxes payable	926,023
Accrued expenses and other payables	248,621
Note payable - related party	5,000,000
Total Current Liabilities	7,408,392

Long-term liabilities:
Loan payable - net of current portion	2,192,119

Net liabilities of discontinued operations	122,831

Total Liabilities	9,723,342

Stockholders' Equity (Deficit)
Common stock, $0.0001 par value, 100,000,000 shares authorized;
49,632,222 shares issued and outstanding at September 30, 2006	4,963
Additional paid in capital	-
Accumulated other comprehensive income	357,459
Retained earnings (Deficit)	(757,882)
Total Stockholders' Equity (Deficit)	(395,460)

Total Liabilities and Stockholders' Equity (Deficit)	$9,327,882

The accompanying notes are an integral part to this statement.

USIP.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine-Months Ended			Three-Months Ended
	September 30,	September 30,		September 30,	September 30,
	2006	2005		2006	2005

Sales	$2,418,642	$1,431,186		$579,981	$427,813

Cost of Sales	305,001	258,664		70,035	96,035

Gross Profit	2,113,641	1,172,522		509,946	331,778

Operating Expenses
Selling, general and administrative	249,918	159,809		109,619	37,099

Operating income	1,863,723	1,012,713		400,327	294,679

Other Income and Expenses
Interest income	2,535	2,386		1,801	2,406
Interest expense	(33,302)	(61,760)		(7,496)	(45,151)
Other expense	(24,970)	-		(25,109)	-
Total other income (expenses)	(55,737)	(59,374)	-	(30,804)	(42,745)

Income Before Income Taxes	1,807,986	953,339	-	369,523	251,934

Provision for Income Taxes	502,398	322,955		158,699	83,138

Net Income	$1,305,588	$630,384		$210,824	$168,796

Basic income per common share	$0.03	$0.03		$0.00	$0.01

Weighted average common shares	45,391,661	25,000,000		45,391,661	25,000,000

The accompanying notes are an integral part to this statement.

USIP.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2006	2005

Cash Flows From Operating Activities:
Net income	$1,305,588	$630,384
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	225,060	121,267

Changes in operating assets and liabilities:
Accounts receivable	241,450	(742,190)
Inventory	56,333	(36,406)
Other receivable	136,533	(412,346)
Advance to suppliers	331,752	(127,406)
Accounts payable	(19,603)	11,953
Unearned revenue	(121,872)	19,515
Taxes payable	511,773	328,431
Accrued expenses and other payables	(5,770)	1,108,066

Net cash provided by operating activities	2,661,244	901,268

Cash Flows From Investing Activities:
Purchase of equipment	(402)	(284,573)
Additions to construction in progress	(937,732)	(1,336,576)

Net cash (used in) investing activities	(938,134)	(1,621,149)

Cash Flows From Financing Activities
Proceeds received from additional paid-in capital	-	363,075
Payment on long-term debt	(724,944)	(724,944)
Payment for loan from related parties	(324,032)	(177,505)

Net cash (used in) financing activities	(1,048,976)	(539,374)

Effect of exchange rate changes on cash and cash equivalents	65,378	153,106

Increase (Decrease) in cash and cash equivalents	739,512	(1,106,149)

Cash and Cash Equivalents - Beginning of period	821,141	2,246,295

Cash and Cash Equivalents - Ending of period	$1,560,653	$1,140,146

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
Interest	$33,302	$61,760
Income taxes	$-	$-

Supplemental Disclosure of Non-cash Investing and financing activities:
Stock issued for cancellation of debt	$241,278	$-

The accompanying notes are an integral part to this statement.

USIP.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2006	2005
SUMMARY OF ACQUISITION OF BUSINESS
Assets acquired (after allocation of $900,261 of negative
goodwill to fixed assets)	$9,131,400	-

Liabilities / accrued expenses assumed	(4,131,400)

Net assets acquired	5,000,000
Notes issued for 100% ownership	(5,000,000)

Total	$-

The accompanying notes are an integral part to this statement.

USIP.COM, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

USIP.COM, Inc. (“the Company”) was originally incorporated under the laws of the State of Utah. The Company was later merged into USIPNV, Inc., A Nevada Corporation and the surviving corporation continues under the name of USIP.COM, Inc.

On September 6, 2006, the Company entered into a share purchase agreement with each of Messrs. Yun Wang, Shibin Jiang and Bin Feng (“Purchasers”). Pursuant to the share purchase agreement, the Company agreed to sell to Purchasers 50.1% of the Company’s total 49,643,222 shares of issued and outstanding common stock.

On the same day, the Company also signed a Share Exchange Agreement with American Eco-Environment Corporation (“AEEC”), a privately held Delaware holding Corporation, whereby, the Company agreed to acquire all of the outstanding capital stock of AEEC by issuing a $5,000,000 face value convertible notes to the shareholders of AEEC, namely, Yun Wang, Shibin Jiang and Bin Feng. The notes will automatically covert upon the occurrence of the Reverse Split into 9,049,399 post-split shares of common stock of the Company. The Notes also carry a total of 1,494,144,955 votes and have a right to vote along with the common stock on all matters.

As a result of these transactions, there has been a change in control of the Company as the shareholders of AEEC now constitute the majority shareholders of the Company.

For accounting purposes, the transaction has been accounted for as a reverse acquisition under the purchase method of accounting. Accordingly, AEEC was treated as the continuing entity for accounting purposes. Following the merger, the officers and directors of USIP.COM resigned and were replaced with the officers and directors of AEEC.

AEEC operates its business through its wholly-owned subsidiary Harbin Yifeng Eco-Environment Co., Ltd. (“Harbin Yifeng”), a corporation organized and existing under the laws of the People’s Republic of China (“PRC”). Harbin Yifeng is an environmental engineering company in the PRC that specializes in providing non-hazardous municipal solid waste processing and disposal services in the northeast regions of China.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM REPORTING

The unaudited financial statements as of September 30, 2006 and for the nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months. Operating results for interim periods are not necessarily indicative of those to be expected for full years.

MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated Financial Statements include the accounts of USIP.COM, Inc. and its wholly owned subsidiaries, American Eco-Environment Corporation, Datone, Inc. and NB Telecom, Inc. Inter-company transactions and balances have been eliminated in consolidation and combination.

CONCENTRATIONS OF CREDIT RISK

After the reverse acquisition transaction, the operations of the Company are now located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, in addition to the general state of the PRC economy. The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments legal environments and foreign currency exchange.

The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FOREIGN CURRENCY TRANSLATION

The functional currency for the Company’s operations in China is the Renminbi (“RMB”). Foreign currency transactions are translated at the applicable rates of exchange in effect at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. Revenues and expenses are translated at the average exchange rates in effect during the reporting period.

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated Other Comprehensive Income". Gains and losses resulting from foreign currency translations are included in Accumulated Other Comprehensive Income.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 155), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 144. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its financial position, results of operations or cash flows as the Company currently has no financial instruments within the scope of SFAS No. 155.

In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections" ("FAS 154"). FAS 154 generally require that accounting changes and errors be applied retrospectively. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect FAS 154 to have a material impact on its financial statements.

NOTE 3. INVENTORY

Inventory as of September 30, 2006 consists of the following:

Materials	$19,724
Finished Goods	1,208
Calling Cards	893
Parts and Accessories	15,001

Total	$36,826

NOTE 4. PROPERTY AND EQUIPMENT, NET

Machinery and Equipment	$1,402,656
Automobiles	214,314
Landfills	1,805,532

Total	3,422,502

Less: Accumulated Depreciation	(1,923,035)

Property and Equipment, net	$1,499,467

Depreciation expense for the nine months ended September 30, 2006 was $225,060.

NOTE 5. CONSTRUCTION IN PROGRESS

Construction in progress represents direct costs of construction or acquisition and design fees incurred for the Company’s new operating site and equipments. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for its intended use.

NOTE 6. NOTE PAYABLE - RELATED PARTY

On September 6, 2006, the Company issued an aggregate of $5,000,000 face value convertible notes to the three shareholders of AEEC in exchange for 100% of all the outstanding capital stock of AEEC. Those three shareholders of AEEC are also the same majority shareholders that control 50.1% of the issued and outstanding stock of the Company, based on the share purchase agreement signed earlier on that day.

The notes have a maturity date of eighteen (18) months from the date of the Note and a default interest rate of prime interest rate plus two percent (2%). The notes will automatically convert upon the occurrence of a reverse split.

NOTE 7. LONG-TERM DEBT

The Company’s long-term debt includes several small notes payable from its old operations and a bank loan for the newly acquired Chinese subsidiary. Balances of long term debt as of September 30, 2006 are as follows:

Vehicle Note, Monthly payments of $462
with interest at 9.25%;	$3,057

Bank Note, Monthly payments of $1,825
with interest at 7.5%;	38,316

Vehicle Note, Monthly payments of $535
with interest at 8.2%;	7,291

Vehicle Note, Monthly payments of $589
with interest at 8.2%;	4,874

Bank loan, 5-year terms, quarterly repayment
of $241,648 with adjustable interest rate;	3,141,424
3,194,962
Less current portion of long-term debt	1,002,843
$2,192,119

NOTE 8. STOCKHOLDERS' EQUITY

On January 18, 2006, the Company issued 26,627,834 shares of its common stock in consideration for the cancellation of a debt owed by the Company in the amount of $241,728. On August 24, 2006, additional 3,000,000 shares of common stock were issued for the same debt cancellation.

Item 2. Management’s Discussion and Analysis

Forward looking statements

The following is a discussion and analysis of the results of operations of our Company and should be read in conjunction with our financial statements and related notes contained in the Form 10-QSB. This Form 10-QSB contains forward looking statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may", "will", "expect", "anticipate", "estimate", "believe", "continue", or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operation or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are unable to accurately predict or control. Those events as well as any cautionary language in this quarterly statement provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in this Form 10-QSB could have a material adverse effect on our business, operating results and financial condition. Actual results may differ materially from current expectations.

Overview

We are incorporated under the laws of the state of Nevada and, along with our wholly-owned subsidiaries, are headquartered in Harbin, People’s Republic of China (“PRC”). We provide municipal solid waste (“MSW”) non-hazardous disposal service for Harbin city. MSW includes residential, commercial, institutional and municipal waste. Our business is conducted through our wholly-owned subsidiary, Harbin Yifeng Eco-environment Co. Ltd (“Yifeng”) and Yifeng’s subsidiary, Harbin Zhiye Management Co. Ltd. (“Zhiye”). Both of Yifeng and Zhiye are organized under the laws of the PRC.

Yifeng was incorporated in the PRC in 2003, which is the first privately-owned environmental engineering firm providing non-hazardous MSW processing and disposal services and environmental engineering consulting services (provided through its wholly-owned subsidiary, Zhiye) in the northeast regions of the PRC. We currently have only one landfill site for non-hazardous MSW processing and disposal services are conducted under a Build-Operate-Transfer (“BOT”) Contract with the Harbin Municipal Urban Administrative Bureau (“HMUAB”) for a 17-year term. HMUAB is presently its only customer for MSW disposal. It transports the MSW it collects from Harbin for processing. Yifeng’ current production capacity is 1,200 tons of MSW per day, approximately 34% of the total MSW in Harbin. The municipal government levies fees for the disposal of waste by residential, commercial and industrial producers as part of their general taxes. However, in recent years, there has been a move in several cities to introduce direct waste fees levied against the producer of such waste. Yifeng believes that MSW disposal fees in the PRC will increase, as the national government has been trying to improve waste management to keep pace with the economic growth and rapid urbanization of the PRC.

We believe that our Company’s objectives are ambitious yet achievable. Net income reached US$1.3 million in 2005. Management seeks to maintain a constant growth rate through the offering of our flagship service - MSW landfill disposal service. We believe we can continue to maintain a 34% market share in the city of Harbin and try to expand our business to the other regions of the PRC.

On January 31, 2000 Datone Communications, Inc., ("Datone"), a New York corporation and an independent payphone provider merged into our Company. All of the Datone shares were retired and Datone shareholders received, 268,388 restricted shares of common stock of the Company. On April 29, 2000 we purchased all the shares of NB Payphones, Ltd., ("NB"), the owner of 466 payphones in Pennsylvania and Cointel Leasing, Inc. ("Cointel"), the owner of 45 payphones in Syracuse, New York, from Riviera Bay Holding Trust, a Gibraltar Trust, for 8,750,000 restricted shares of our common stock. NB is a wholly owned subsidiary of USIP.

On August 30, 2000 we incorporated Datone, Inc. as a Delaware company. Datone, Inc. is a wholly owned subsidiary of USIP. All the revenue generating assets and related expenses that we received from the Datone Communications Merger were subsequently moved, via an intercompany transfer, from USIP into Datone, Inc. Datone, Inc., was capitalized with $1,017. All of the Datone, Inc., shares were conveyed to USIP. On October 1, 2000 we merged Cointel into Datone, Inc. by way of an intercompany transaction.

Both Datone Inc. and NB will be spun off from the Company pursuant to a Stock Purchase Agreement dated August 24, 2006. The Company will thereafter be solely in the business of providing non-hazardous MSW processing and disposal services and environmental engineering consulting services.

Results of Operations

The following table sets forth our statements of operations for the nine months ended September 30, 2006 and 2005, and three months ended September 30, 2006 and 2005:

	Nine Months Ended Sept 30,		Three Months Ended Sept 30,
	2006	2005	2006	2005
Revenue	$2,418,642	$1,431,186	$579,981	$427,813

Costs of goods sold	305,001	258,664	70,035	96,035

Gross profit	2,113,641	1,172,522	509,946	331,778

Selling, general and administrative costs	249,918	159,809	106,619	37,099

Income from operations	1,863,723	1,012,713	400,327	294,679

Other (expense) income, net	(55,738)	(59,374)	(30,804)	(42,745)

Income before income taxes	1,807,985	953,339	369,523	251,934

Provision for income taxes	502,398	322,955	158,699	83,138

Net income	1,305,588	630,384	210,824	168,796

Our revenue is derived from the provision of MSW disposal and environmental consulting services.

THE NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenues

Revenues for the nine months ended September 30, 2006 were $2,418,642, an increase of $987,456 or 69%, from the revenue of $1,431,186 for the comparable period in 2005. The increase in revenue was primarily attributable to Yifeng’s acquisition of Zhiye in October 2005. The acquisition introduced an additional source of revenue from the provision of environmental consulting services. Our increased revenue is also attributable to the growth in Yifeng’s waste disposal business. Revenue for the nine months ended September 30, 2006 from Yifeng’s waste disposal business was $1,796,892, and revenues from Zhiye’s environmental consulting services were $621,750.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2006 was $305,001, an increase of $46,337, or 18%, from $258,664 for the comparable period in 2005. The increase in cost of revenue was primarily due to the cost of revenue of Zhiye’s environmental consulting services. Labor costs for the nine months ended September 30, 2006 were $20,911, a decrease of $30,648, or 59.44% from $51,559 for the same period in 2005. Material costs for the nine months ended September 30, 2006 were $35,090, a decrease of $35,502 or 50.29% from $70,592 for the same period in 2005. Both decreases resulted from an internal evaluation and restructuring of the Company’s manufacturing performance, leading to greater productivity and lowering of costs.

Gross Profit

Gross profit for the nine months ended September 30, 2006 was $2,113,641, an increase of $941,119 or 80%, from $1,172,522 for the comparable period of 2005. Our gross profit margin for the six months ended June 30, 2006 was 87% as compared with 82% for the nine months ended September 30, 2005. Our increased gross profit margin was attributable to the higher gross profit margin arising from our environmental consulting business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $249,918 for the nine months ended September 30, 2006, an increase of $90,109 from $159,809 for the comparable period in 2005. The increase was principally due to the additional administrative expenses, for example staff salaries, from the acquisition of Zhiye, and additional audit expenses.

Other Expenses

Other expenses were $55,738 and $59,374 for the nine months ended September 30, 2006 and 2005, respectively and principally were comprised of loan interest. The decrease in interest expense was a result of our repayment of installments of outstanding loans.

Income Taxes

Provision for income taxes was $502,398 for the nine months ended September 30, 2006, an increase of $179,443 from $322,955 for the comparable period in 2005. The increase resulted from our increased revenue. The waste disposal industry was previously operated by the PRC government. In transforming the operating entities of the government from state owned enterprises to private enterprises using the BOT model, the government did not promulgate changes in the relevant tax regulations governing such entities. Consequently, as a PRC privately-owned enterprise conducting waste disposal business prior to August 28, 2006, Yifeng’s income tax status is not known. Accordingly, it has reserved and pre-recorded its income tax and value added tax in our consolidated financial statements pending the implementation of the PRC government’s tax rules and regulations. Yifeng was converted into a wholly foreign-owned enterprise on August 28, 2006. According to a letter issued by the State Taxation Administration in 2003, Yifeng is exempted from income tax for two years from its first profitable year and only has to pay 50% of its income taxes for the following three years. Zhiye, Yifeng’s subsidiary, is entitled to be exempted from the income tax and value-added tax for three years from August 2004 because Zhiye has hired employees that have formerly served with the national army and the state grants tax benefits for such employers.

Net Income

Net income for the nine months ended September 30, 2006 was $1,305,588, an increase of $675,204 from $630,384 for the comparable period in 2005.

THE THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

Revenues

Revenues for the three months ended September 30, 2006 were $579,981, an increase of $152,168 or 36%, from revenue of $427,813 for the comparable period in 2005. The increase in our revenue was attributable to the increased quantity of MSW disposed of during that period and accordingly an increase in MSW-generated revenue.

Cost of revenue

Cost of revenue for the three months ended September 30, 2006 was $70,035, a decrease of $26,000, or 27%, from $96,035 for the comparable period in 2005. Labor costs for the three months ended September 30, 2006 were $10,467, a decrease of $7,346 or 41.24% from $16,813 for the same period in 2005. Material costs for the three months ended September 30, 2006 were $12,607, a decrease of $15,890 or 55.76% from $28,497 for the same period in 2005. Both decreases resulted from an internal evaluation and restructuring of the Company’s manufacturing performance, leading to greater productivity and lowering of costs.

Gross Profit

Gross profit for the three months ended September 30, 2006 was $509,946, an increase of $178,168 or 54%, from $331,778 for the comparable period of 2005. Our gross profit margin for the three months ended June 30, 2006 was 88% as compared with 78% for the three months ended September 30, 2005. Our increased gross profit margin was attributable to the higher gross profit margin arising from our environmental consulting business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $109,619 for the three months ended September 30, 2006, an increase of $72,520 or 295.48% from $37,099 for the comparable period in 2005. The increase was principally due to the additional administrative expenses, for example staff salaries, from the acquisition of Zhiye, and additional audit expenses.

Other Expenses

Other expenses were $30,804 and $42,745 for the three months ended September 30, 2006 and 2005. The decrease in interest expenses was a result of our repayment in installments of the loan.

Income Taxes

Provision for income taxes was $158,699 for the three months ended September 30, 2006, an increase of $75,561 from $83,138 for the comparable period in 2005 as a result of our increased revenue. The increase resulted from our increased revenue. The waste disposal industry was previously operated by the PRC government. In transforming the operating entities of the government from state owned enterprises to private enterprises using the BOT model, the government did not promulgate changes in the relevant tax regulations governing such entities. Consequently, as a PRC privately-owned enterprise conducting waste disposal business prior to August 28, 2006, Yifeng’s income tax status is not known. Accordingly, it has reserved and pre-recorded its income tax and value added tax in our consolidated financial statements pending the implementation of the PRC government’s tax rules and regulations. Yifeng was converted into a wholly foreign-owned enterprise on August 28, 2006. According to a letter issued by the State Taxation Administration in 2003, Yifeng is exempted from income tax for two years from its first profitable year and only has to pay 50% of its income taxes for the following three years. Zhiye, Yifeng’s subsidiary, is entitled to be exempted from the income tax and value-added tax for three years from August 2004 because Zhiye has hired employees that have formerly served with the national army and the state grants tax benefits for such employers.

Net Income

Net income for the three months ended September 30, 2006 was $210,824, an increase of $42,028 from $168,796 for the comparable period in 2005.

Liquidity and Capital Resources

We finance our operation and meet capital expenditure requirements primarily through bank loans and operating income. We received a long-term loan of RMB40 million (approximately $5 million) from China Industrial and Commercial Bank on November 18, 2004 for our landfill site construction. The loan was secured by the Company’s building. It is for a term of sixty months maturing on November 15, 2009. The annual interest rate of the first year of the loan is 7.605%. The annual interest rates for the following years are adjusted based on the bank’s official rates at that time. In addition to paying the quarterly interest, the Company is also required to make $241,648 in principal repayments every quarter. In 2005, principal repayments in the amount of $966,592 were made. The principal repayments for the nine months ended September 30, 2006 amounted to $724,944. The balance of the bank loan as of September 30, 2006 was $3,141,424.

Cash and Cash Equivalents

Our cash and cash equivalent was $821,141 at the beginning of the nine months ended September 30, 2006 and increased to $1,560,653 and the end of such period. This was due to the revenue contributed by our operating activities.

Net cash provided by operating activities

Net cash provided by our operating activities was $2,661,244 for the nine months ended September 30, 2006, an increase of $1,759,976 or 195.28% from $901,268 for the same period in 2005. The increase in net cash provided by operations was due to cash generated by our new environmental consulting services provided by Zhiye.

Net cash used in investing activities

Net cash used in investing activities decreased to $938,134 for the nine months ended September 30, 2006, or 42.13% from $1,621,149 for the same period 2005. The decrease was due to the fact that we had fulfilled most of our payment obligations for the landfill construction in 2005.

We intend to use our available funds to accelerate the development of our projects. We believe that our available funds will provide us with sufficient capital for the next twelve months; however, to the extent that we make acquisitions or establish additional facilities, we may require additional capital for the acquisition or for the operation of the combined companies. We cannot assure that such funding will be available, or if available, that it will be available on acceptable terms.

Critical Accounting Policies and Estimates

We have disclosed in Note 2 to our financial statements those accounting policies that we consider to be significant in determining our results of operations and our financial position which are incorporated by reference herein.

Management’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. We believe that the following reflect the more critical accounting policies that currently affect our financial condition and results of operations.

The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Credit Risks

After merging with AEEC, the main operations of the Company are now located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, in addition to the general state of the PRC economy. The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments legal environments and foreign currency exchange.

The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents for purposes of classification in the balance sheets and statement of cash flows. Cash and cash equivalents consists of cash in bank and cash on hand.

Accounts Receivables

Accounts receivables are stated at net realizable value. Any allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. A considerate amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging analysis. Based on this assessment, the Company considers all its accounts receivables fully collectible and no allowance for doubtful accounts was provided for the nine months ended September 30, 2006 and 2005.

Inventories

Inventories consist of the raw materials, supplies, and goods to be used in the regular day-to-day operations. Inventories are valued at the lower of cost or market with cost determined on a first-in first-out basis.

Fixed Assets and Depreciation

Fixed assets are stated at cost. Depreciation is calculated on a straight-line basis over the useful lives of the related assets, which range from five to seventeen years.

Advance to Suppliers

Advance to suppliers represent the payments made and recorded in advance for goods and services. Advances were also made for the purchase of the materials and equipments of the Company’s construction in progress.

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

Net Income Per Common Share

Net income per common share has been calculated by taking the net income for the current period and dividing by the weighted average shares outstanding at the end of the period.

Revenue Recognition

The Company now derives its primary revenue from the operations in China through the wholly owned subsidiary of AEEC, Harbin Yifeng Eco-Environment Co., Ltd. and Yifeng’s own subsidiary, Harbin Yifeng Zhiye Management Co., Ltd. Revenues from operations in China are recognized when services are provided and payments of customers and collections are reasonably assured.

Foreign Currency Translation

The functional currency for the Company’s operations in China is the Renminbi (“RMB”). Foreign currency transactions are translated at the applicable rates of exchange in effect at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. Revenues and expenses are translated at the average exchange rates in effect during the reporting period.

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated Other Comprehensive Income". Gains and losses resulting from foreign currency translations are included in "Accumulated Other Comprehensive Income".

Item 3. Controls and Procedure

(a)  Disclosure Controls and Procedures.

      Mr. Yun Wang, our chief executive officer and Mr. Jianhua Sun, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the nine months of 2006. Based on that evaluation, our officers concluded that our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

      During the nine months ended September 30, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description
31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Yun Wang;

31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jianhua Sun;

32.1	Certification pursuant to 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USIP.Com, Inc. (Registrant)

Dated: November 14 , 2006	/s/ Yun Wang
Yun Wang Chief Executive Officer