Form 10KSB
period 2006-12-31
Eastern Environment Solutions Corp.
filed 2007-04-02
CIK 1119721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to __________

Commission File Number 0-31193

EASTERN ENVIRONMENT SOLUTIONS, CORP.
(formerly USIP.Com, Inc.)
(Name of small business issuer as specified in its charter)

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

COMMON STOCK, $.0001 PAR VALUE

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR: $3,200,673

As of December 31, 2006 the aggregate market value of the common stock held by non-affiliates was approximately $238,260.40 based upon the price at which the common stock was sold as of March 16, 2007 of $1.40 per share. As of December 31, 2006, there were 9,370,186 shares of common stock outstanding.

Documents incorporated by reference: NONE

Transitional Small Business Disclosure Format: Yes ☐ No ☑

TABLE OF CONTENTS

		PAGE
	PART I
Item 1.	Description of Business	1
Item 2.	Description of Property	9
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders	10

	PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchasers of Equity Securities	10
Item 6.	Managements Discussion and Analysis or Plan of Operation	12
Item 7.	Financial Statements	22
Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	22
Item 8A	Controls and Procedures	23
Item 8B	Other Information

	PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons and Corporate Governance;	23
	Compliance with Section 16(a) of the Exchange Act.
Item 10.	Executive Compensation	25
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	27
Item 12.	Certain Relationships and Related Transactions	28

	PART IV

Item 13.	Exhibits and Reports on Form 8-K	29
Item 14.	Principal Accountant Fees and Services	30

	Signatures	32

PART I

Item 1.	Description of Business

Our History

USIP.Com, Inc. was incorporated under the laws of the State of Utah on April 6, 1978 as Derby Farms, Inc. On January 19, 1982 our Articles of Incorporation were amended and the name of our company was changed to Commerce Oil of Kentucky, Inc. On January 31, 2000 Datone Communications, Inc., ("Datone"), a New York corporation and an independent payphone provider merged into our Company. All of the Datone shares were retired and Datone shareholders received 268,388 restricted shares of common stock of the Company. On February 4, 2000 we amended our Articles of Incorporation and changed our name to USIP.Com, Inc.

On April 29, 2000 we purchased all the shares of NB Payphones, Ltd., ("NB"), the owner of 466 payphones in Pennsylvania and Cointel Leasing, Inc. ("Cointel"), the owner of 45 payphones in Syracuse, New York, from Riviera Bay Holding Trust, a Gibraltar Trust, for 8,750,000 restricted shares of our common stock. NB is a wholly owned subsidiary of USIP.

On August 30, 2000 we incorporated Datone, Inc. as a Delaware company. Datone, Inc. is a wholly owned subsidiary of USIP. All the revenue generating assets and related expenses that we received from the Datone Communications Merger were subsequently moved, via an intercompany transfer, from USIP into Datone, Inc. Datone, Inc., was capitalized with $1,017. All of the Datone, Inc., shares were conveyed to USIP. On October 1, 2000 we merged Cointel into Datone, Inc. by way of an intercompany transaction. Management decided that it would not benefit the Company to have two companies that are in the same business and location; we therefore combined the two in an effort to save money.

On September 9, 2005, the Company was reincorporated in the state of Nevada.

Reverse Merger

On September 6, 2006, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with the shareholders of American Eco-Environment Corporation (“AEEC”), a Delaware corporation. Pursuant to the Share Exchange Agreement, the following holders of 100% of the issued and outstanding shares of common stock of AEEC exchanged all their shares of common stock in AEEC for an aggregate principal amount of $5,000,000 of the Company’s newly-issued convertible notes (the “Notes”): Yun Wang, Shibin Jiang and Bin Feng.  Yun Wang, Shibin Jiang and Bin Feng received $3,450,000, $650,000 and $900,000 principal amount of Notes, respectively.  The share exchange transaction closed on September 6, 2006.

Among other terms, the Notes would automatically convert upon the occurrence of a 165.1099:1 reverse stock split of the Company’s Common Stock (the “Reverse Split”) into 9,049,399 post-Reverse Split shares of the Company’s Common Stock.  Accordingly, Yun Wang, Shibin Jiang and Bin Feng would become holders of 6,244,085, 1,176,422 and 1,628,892 post-Reverse Split shares of Common Stock after the Reverse Split.  The Notes carried an aggregate of 1,494,144,955 votes, and holders of the Notes had the right to vote along with the Common Stock on all matters. As holders of the Notes, Yun Wang, Shibin Jiang and Bin Feng each had 1,030,960,019, 194,238,844 and 268,946,092 votes, respectively.

Because Harbin Yifeng Eco-environment Co., Ltd (“Yifeng”) is a wholly-owned subsidiary of AEEC and Harbin Yifeng Zhiye Management Co., Ltd. (“Zhiye”) is in turn a wholly-owned subsidiary of Yifeng, both Yifeng and Zhiye are now indirect subsidiaries of the Company. Because Yifeng and Zhiye are in the business of processing non-hazardous municipal solid waste and providing environmental engineering consulting services in the People’s Republic of China, the Company is, by means of its acquisition of AEEC, engaged in such business.

On or about August 24, 2006, Yun Wang, Shibin Jiang and Bin Feng purchased an aggregate of 50.1% of the Company’s outstanding and issued shares of Common Stock for $599,000 and consequently became the majority shareholders of the Company (the “Majority Shareholders”).

In connection with the sale under the Share Purchase Agreement, the then Board of Directors of the Company, comprising Mr. Craig H. Burton, Mr. Joseph J. Passalaqua and Mr. Lewis McGuiness, agreed at the closing of the Share Purchase Agreement to (a) appoint Yun Wang as a Director of the Company, Chairman of the Board and Chief Executive Officer of the Company, (b) appoint Shibin Jiang and Jianhua Sun as directors of the Company, subject to the filing and dissemination of Schedule 14f-1, and (c) submit their resignation as directors and officers of the Company, subject to the filing and dissemination of Schedule 14f-1. On August 25, 2006, the Company filed an information statement with the SEC relating to the change in control of our Board of Directors containing the information required under Rule 14f-1 of the Exchange Act and on August 31, 2006, the Company distributed that information statement to all holders of record of Common Stock.

On October 20, 2006, the new Board of Directors and Majority Shareholders approved an amendment to the Articles of Incorporation of the Company to change its corporate name from USIP.COM, Inc. to Eastern Environment Solutions Corp. The new corporate name more closely identifies the Company with the operating businesses of Yifeng and Zhiye.

On October 20, 2006, the Board of Directors and Majority Shareholders approved an amendment to the Articles of Incorporation of the Company to effect a one hundred sixty-five and one thousand ninety-nine one-thousandths-for-one (165.1099:1) reverse stock split of the outstanding shares of Common Stock (the “Reverse Split”). At the time of the Reverse Split, holders of outstanding shares of Common Stock will receive one share of post-Reverse Split Common Stock for each 165.1099 shares of pre-Reverse Split Common Stock held as of the close of business on the date the Amendment is filed. No fractional shares of Common Stock will be issued in connection with the Reverse Split. All fractional share amounts resulting from the Reverse Split will be rounded up to the next whole new share.

The Reverse Split and the Name Change became effective on December 27, 2006. Because of the Reverse Split, the Notes have been converted to shares of Common Stock and Yun Wang, Shibin Jiang and Bin Feng have become holders of 6,244,085, 1,176,422 and 1,628,892 post-Reverse Split shares of Common Stock after the Reverse Split. In addition to the shares of Common stock that they purchased pursuant to the Share Purchase Agreement, Yun Wang, Shibin Jiang and Bin Feng are holders of 6,348,000, 1,196,000 and 1,656,000 shares of Common Stock of the Company.

Our Corporate Structure

Our corporate structure is set forth below:

Overview of Yifeng’s Business

Yifeng is a privately-held environmental engineering company which has been operating since 2003 and provides two principal services: (i) non-hazardous municipal solid waste processing and disposal services and (ii) environmental engineering consulting services (provided through its wholly-owned subsidiary, Zhiye).

Non-Hazardous Solid Waste Processing

Yifeng is one of the leading regional, private environmental engineering companies in the PRC. Yifeng currently provides its services through its only landfill site (the “Landfill”) situated in the town of Jin Jia town, approximately 30 km from Harbin, the capital of Heilongjiang province. The Harbin Municipal Urban Administrative Bureau (“HMUAB”) has authorized the Landfill to accept “municipal solid waste” (“MSW”), which is a type of waste generated by residential households and businesses such as restaurants and retail establishments. The Landfill occupies 55 hectares with an anticipated total capacity of more than 7.8 million tons of MSW. The Landfill can be used to dispose of 1,200 tons of MSW per day, approximately 34% of the total MSW in Harbin.

Solid waste management in the PRC is generally administered and financed by the municipal governments and the Environmental Protection Bureau and the Public Sanitation Bureau which are responsible for the collection, treatment and disposal of waste and the Municipal Urban Construction Bureau which is responsible for managing the construction of landfill sites and disposal of waste. In order to construct a new landfill, the Municipal Urban Construction Department conducts a site feasibility study and submits the study to the Municipal Environmental Protection Bureau for approval. The municipal governments in the PRC are starting to involve the private sector in solid waste management through companies such as Yifeng.

Yifeng currently operates the Landfill under a Build-Operate-Transfer (“BOT”) contract. It is one of the first companies to work with the municipal government under this type of contract. BOT is a form of project financing, wherein a private entity receives a franchise from the public sector to finance, design, construct, and operate a facility for a specified period, after which ownership is transferred back to the public sector. During the time that the project proponent operates the facility, it is allowed to charge facility users appropriate tolls, fees, rentals, and charges stated in their contract to enable the project proponent to recover its investment, and operating and maintenance expenses in the project.

The PRC Ministry of Construction has promulgated a Municipal Public Sector BOT Administrative Measure (the “Measure”). Under the Measure, public sector services such as water gas and heat supply, public transportation, and waste processing can be conducted by the BOT model through open bid. HMUAB and Yifeng entered into a 17-year BOT Contract on September 1, 2003 as a result of Yifeng winning in a public bid to build and operate the Landfill in Harbin. Under the BOT Contract, HMUAB granted Yifeng a 17-year use right for the Landfill site. HMUAB is responsible for the relocation of surrounding residents and necessary infrastructure. Yifeng is responsible for all the construction on, and management of, the Landfill site and upon the expiration of the BOT Contract, will return the Landfill to HMUAB.

The purpose of the project is to landfill the MSW in a way that it has little or no impact on surrounding land and residents. Prior to the project, only approximately 5.7% of the total MSW was disposed of in a safe manner in Harbin. It is anticipated that this project can result in the safe disposal of an additional 34.3% of MSW.

There are three phases of the project which requires a total investment of approximately RMB160,000,000 (approximately $20,119,459), of which, Yifeng is to provide approximately RMB120,000,000 (approximately $15,089,594). Yifeng has already contributed RMB70,000,000 (approximately $8,802,263) and HMUAB has contributed RMB40,000,000 (approximately $5,029,865). Phase I of the project was completed in November 2004, which includes waste landfill areas, a waste water adjusting pool and a processing station, laboratory and other affiliated construction such as office buildings, roads, etc. Yifeng plans to continue to construct waste landfill areas in Phase II and Phase III which are expected to be completed in 2010 and 2013, respectively.

Environmental Engineering Consulting Services

Yifeng, through its wholly-owned subsidiary, Zhiye, provides environmental engineering consulting services which encompass environmental project investment and operation, production site environmental protection design and construction, non-hazardous waste disposal solutions, air, water, soil, noise-related environmental product development; and ecological and environmental project consulting services. This business generated approximately 26.66% of Yifeng’s total revenues for the fiscal year ended December 31, 2006.

Yifeng achieved profitability in 2005, shortly after the completion of the Landfill project in late 2004. Yifeng is one of the first private enterprises to enter into the waste processing sector, which was previously dominated by state owned enterprises. Yifeng’s sole customer is HMUAB, which provides all of the MSW it processes.

Technology and Processes

Yifeng believes that its MSW disposal service represents an improvement over traditional landfill methods based on its technologies and landfill site design. The vast majority of MSW generated in the PRC is ultimately sent to simple dump sites on the suburban outskirts of cities. These dump sites without any sanitation measures pose significant environmental hazards, particularly associated with leachate to underground water. Until 2004, very few landfill sites in the PRC were equipped with leachate collection and treatment systems, which are required in developed countries.

The design of the Landfill incorporates features to protect groundwater and surface water, prevent soil erosion, protect against fire and provide easy access to control landfill gases and leachate. It is designed to be compatible with the surroundings both during its active life and after it is closed.

The Landfill is designed to meet international standards and comply with all relevant local PRC regulations, including the Sanitary Landfill Technical Standards of Municipal Solid Waste issued by the PRC’s National Ministry of Construction. Yifeng has installed a synthetic 2 mm high-density polyethylene membrane system at the bottom of the Landfill to prevent leachate from polluting underground water. It has also installed a gas treatment and collection pipe system at the bottom of the Landfill.

The Harbin Environment Sanitation Bureau is responsible for collecting and transporting MSW to the Landfill. At the entrance of the Landfill, inspectors inspect the waste for its compatibility with the Landfill. Once the waste passes inspection, it will be weighed using a computer-based weighbridge and then unloaded into the Landfill.

With the use of a bulldozer, the waste is pushed up to a height of 50-60 cm. In order to protect the HDPE membrane from tearing, the initial layer of waste will only be compacted when it reaches 3-meters thick. It will then be compacted into a 50-60 cm layer, with a waste density of more than 0.8 ton/m3. When the waste accumulates to a height of 2.5 meters, it will be covered with clay to prevent mosquitoes and flies from proliferating, prevent odor and light-weight waste from accidentally flying out of the Landfill. The Landfill is also sprayed periodically and sanitized to protect the surrounding environment and control mosquitoes.

In order to implement a waste-to-energy program, Yifeng has installed gas wells into the Landfill to collect methane gas from the Landfill.

In summary, the following are the principal technologies used by Yifeng at the Landfill:

•	Mechanical ventilated aerobic and anaerobic landfill techniques

•	Leachate collection

•	Synthetic HDPE horizontal anti-sinking technique

•	Landfill gas and methane collection

•	Municipal solid waste compacting technique

Future Planned Services

Traditional methods of municipal waste disposal (open-air dumps) can cause underground water and air pollution and other environmental problems. Landfill gases, principally methane, contribute to the production of greenhouse gases (“GHG”). In order to control GHG emissions, it is necessary to collect and utilize the landfill gases.

Yifeng is presently developing methods to utilize these landfill gases. The Landfill presently does not produce enough methane for collection. By 2008, Yifeng plans to start collecting the landfill gases and sell them to a power company for power generation.  By that time, the Landfill would have accumulated roughly 1-1.5 million tons of resident MSW. Yifeng has already installed collection tubes in the Landfill and plans to raise additional capital to finance the project, the availability of which cannot be assured.

Yifeng is planning to promote a “Zero-Waste-to-Landfill” plan as part of its environmental engineering services by efficiently recycling MSW, reducing waste disposal and prolonging the longevity of the Landfill site. Recycling MSW could provide Yifeng with additional revenue.

Market Analysis

Waste generation is directly related to socio-economic development, industrialization and the climate. Generally, as an economy prospers and the urban population grows, more solid waste is produced. During the last two decades, the PRC’s economy has been growing at an annual rate of almost 10%. Waste generation has similarly grown at a pace of 8-10% annually. Currently, every Chinese person produces an average of approximately 440 kg of solid waste per year. With a total population of 1.25 billion people, the PRC generates approximately 500 million tons of waste per year. The main types of waste generated in Chinese cities are:

Type of Waste	Organic	Paper	Plastic	Metal	Glass	Others
Percentages	45-55%	10-20%	5-15%	2-4%	2-4%	2-36%

(Source: World Bank 1996)

According to data from the World Bank, urban residents generate two to three times more solid waste than rural residents. With the rapid urbanization of the PRC, Yifeng’s strategy is to concentrate on larger cities and growth centers, where the need for waste management is greatest.

Landfills are the most common method of solid waste disposal in the PRC. By the end of 1995, there were over 1,000 landfill sites in large and mid-sized cities in the PRC, of which 90% of them were open-air dumps. By 2002, 70% of such sites remained open-air dumps. These simple open dump sites, without any proper sanitation, pose a serious environmental hazard. They generally do not have any leachate collection system, GHG emission control system, compaction or waste screening processes. There is, accordingly, a huge demand for the technology, methodology and management expertise in MSW management. In 1989, the PRC Ministry of Construction developed a comprehensive technical MSW landfill standard. This standard provides for the design and management of MSW landfills and requires that such landfills be designed to protect the environment. Our Landfill conforms to this standard.

Customers

HMUAB is Yifeng's sole customer in terms of its MSW disposal business. Under the 17-year term BOT Contract, it provides Yifeng approximately 34% of the total MSW Harbin produces regularly for disposal for a fixed disposal fee at RMB42 (approximately $5.28) per ton. The revenue from HMUAB alone accounted for 73% of the gross revenues for the year ended December 31, 2006.

Only those companies which have been granted a special operating license issued by the national and local governments are permitted to engage in the waste business in the PRC. The national and local governments have strict requirements for professional technology and management.

Yifeng is responsible for collecting and processing the MSW in Harbin. HMUAB could determine that it does not meet the strict requirements for professional technology or management and revoke the BOT Contract and grant other companies the right to collect and process the MSW in Harbin. The termination of the BOT Contract or Yifeng's rights to operate would have a material adverse impact on its revenues and operations.

Yifeng’s environmental consulting services accounted for 26.66% of its total revenues during 2006 and were derived from only one customer, namely Harbin Chaoyang Agriculture and Industry Corp.

Insurance

Yifeng purchased automobile insurance with third party liability coverage for its vehicles. It does not have other insurance such as property insurance, business liability or disruption insurance coverage for its operations in the PRC. Further, it does not have key man insurance for its officers and executive managers. Therefore, the loss of one or more of its officers and executive managers will adversely affect its business and operations. While a lawsuit against a company such as Yifeng in the PRC would be rare, it cannot make any assurance that it will not have exposure for liability in the event of a lawsuit.

Competition

Yifeng is the first privately owned enterprise engaged in MSW disposal under a BOT contract in Harbin. It disposes of approximately one third of the total MSW Harbin produces. The other MSW disposal factories are decades old. They are state owned enterprises using open-air dumps to dispose of MSW which can cause underground water and air pollution and other environmental problems. The Landfill was completed in 2004, adopting a new sanitary waste disposal method which was in compliance with relevant environmental rules and regulations.

Yifeng believes it has the following competitive advantages over the possible new private enterprises entering into the same industry:

1.
Sustainable and Predictable Revenue: Because the waste disposal price was fixed under the 17-year term BOT Contract and it is now in operation and its revenue is sustainable and predictable. Yifeng may use the cash from operations for facility and technology improvements, such as the waste to energy exchange project as described under “Future Planned Services” above.

2.
Processing Capacity. Yifeng has completed Phase I of the Landfill project. It is continuing Phase II and Phase III of the project where affiliated facilities will be constructed. Yifeng believes its new facilities will allow it to continue the expansion of its waste disposal capacity.

3.
Leading Position in Market. Yifeng is the largest MSW disposal enterprise in Harbin with the current disposal capacity of one third of the total MSW Harbin produces. It is also the first privately-owned MSW non-hazardous disposal company in China.

4.
Experienced Management. Its management is familiar with PRC environmental laws and regulations. They have hands-on experience in applying and maintaining governmental licenses and permits in the waste disposal industry in the PRC.

Intellectual Property

The Company and its subsidiaries do not hold any intellectual property rights over its MSW disposal technologies.

Research and Development Activities

The Company and its subsidiaries do not engage in any research and development activities.

Government Regulations

Yifeng constructed the Landfill. Its construction is subject to the Construction Standards of Municipal Solid Waste Landfill Projects (the “Construction Standards”) promulgated by the PRC Ministry of Construction. It completed the landfill project construction in November 2004. The construction was inspected by a third party construction monitoring entity and met the Construction Standards. The landfill disposal it conducts is subject to a variety of rules and regulations promulgated by the PRC National Ministry of Construction and other environmental bureaus including Technical Standards of Municipal Solid Waste, Waste Water Comprehensive Output Standards, Underground Water Quality Standard and Control Standards on Municipal Solid Waste Landfill. It is also subject to business license and approval regulations that are required for all corporations in the PRC.

Environmental Compliance

As referenced above, Yifeng is subject to a variety of environmental laws, rules and regulations as its business concerns MSW disposal.

Employees

The Company currently has 63 employees. All of them are full time employees with Yifeng and 8 are with its subsidiary, Zhiye.

Item 2.	Description of Property

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants or allocates landholders a “land use right.” Yifeng has been allocated the land use rights for the Landfill. Set forth below is the detailed information regarding the land:

Allocation Authority	Location	Area (Square Meters)	Construction on the Land	Audited Value	Term of Use Right

Harbin Municipal Urban Administrative Bureau (“HMUAB”)	Nortern Part to Jin Jia Town, Xiangyang County, Harbin	550,000	Office and Staff Buildings (6,000 Sq. M.)	RMB14,270,028.48 (approximately US$1,783,753.56)	17 years from September 1, 2003

“HMUAB” “allocated” the land use rights to the Landfill to Yifeng for no consideration as part of the BOT Contract. The land use rights are limited: it must be used as a landfill and Yifeng cannot encumber it. Pursuant to the BOT Contract, Yifeng has the right to use the offices and staff buildings Yifeng built on the Landfill for 17 years from September 1, 2003, the same term as Yifeng is entitled to the use rights to the Landfill itself.

Its subsidiary, Zhiye, leases its office space (200 square meters) for an annual rent of RMB260,000 (approximately US$32,500), the market rent, from Harbin Yifeng Group Joint Stock Co., Ltd. (the “Yifeng Group”), a related party of which Mr. Yun Wang, Yifeng's principal shareholder, owns 22.78%. The lease is on a year to year basis.

Yifeng owns the following equipment:

No.	Description	Quantity	Approximate Purchase Price (US$)
1	Bulldozer	2	134,500.00
2	Compaction machine	2	390,000.00
3	Red rock truck transportation vehicle	2	60,515.00
4	Hitachi excavator	1	165,000.00
5	Spray vehicle	1	20,625.00
6	Car loader	1	32,500.00
7	Card Ma Si transport vehicle	2	52,500.00
	Total		855,640.00

Item 3.	Legal Proceedings

The Company knows of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we involved as a plaintiff in any material proceeding or pending litigation.

Item 4.	Submission of Matters to aVote of Security Holders

On October 20, 2006, Messrs Yun Wang, Shibin Jiang and Bin Feng, holders of a majority of the Company’s outstanding shares of Common Stock approved by written consent in lieu of meeting, to:

•	change the name of the Company to “Eastern Environment Solutions Corp.” (the “Name Change”)

•
authorize the Board of Directors to effect a one hundred sixty-five and one thousand ninety-nine one-thousandths-for-one (165.1099:1) reverse stock split of the outstanding shares of Common Stock (the “Reverse Split” and, together with the Name Change, the “Corporate Actions”).

The Corporate Actions would not become effective until the filing with the Office of the Secretary of State of Nevada of an Amendment to the Company’s Articles of Incorporation (the “Amendment”) at least twenty (20) days after the date of the mailing of an Information Statement to the Company’s shareholders. The Corporate Actions became effective December 27, 2006.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

In the third calendar quarter of 2001 our common stock was included in the NASD's Bulletin Board system under the symbol "USPO". After effecting the Name Change, our symbol is now “EESC”.

The following table sets forth for the respective periods indicated the prices of the common stock in the over-the-counter market, as reported and summarized by the OTC Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

CALENDAR QUARTER ENDED	HIGH BID(S)		LOW BID(S)
March 31, 2005	$0.48		$0.47
June 30, 2005	$0.13		$0.11
September 30, 2005	$0.06		$0.04
December 31, 2005	$0.35		$0.25
March 31, 2006	$0.14		$0.14
June 30, 2006	$0.18		$0.18
September 30, 2006	$0.2		$0.03
December 31, 2006	$0.1	*	$0.03	*

* The Company completed a Reverse Merger on December 27, 2006, which included a reverse split of the Company’s shares of Common Stock. Holders of outstanding shares of Common Stock will receive one share of post-Reverse Split Common Stock for each 165.1099 shares of pre-Reverse Split Common Stock. No fractional shares of Common Stock were issued and all fractional share amounts were rounded up to the next whole new share.  Please refer to the heading “Reverse Merger” for more details.

On December 31, 2006 there were approximately 259 holders of record of our common stock.

Since the Company’s incorporation, no dividends have been paid on our Common Stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

On November 21, 2006, Yifeng entered into a Consulting Agreement with Princeton Capital Group (“Princeton”). The services to be provided by Princeton included assisting the Company in completing a prospectus to attract private or public equity funds, recommending and appointing a financial public relations firm, a financial analyst and investment banking firms, arranging for a road show to raise funds and assisting the Company is completing its financial reports to the SEC in connection therewith. In consideration of such services, Yifeng agreed to compensate Princeton, only on successful completion of a Reverse Merger, by causing the Company to issue to Princeton (including any third party consulting company that Princeton may work with in providing the said services) up to 8% of its Common Stock (800,000 shares of Common Stock) following a reverse split. The reverse split was effective December 27, 2006.

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

Item 6.	Management’s Discussion and Analysis or Plan of Operation

This section includes a discussion of our operations for the two years ended December 31, 2006. This discussion may contain forward-looking statements that anticipate results based on management’s plans that are subject to uncertainty. The following discussion should be read in conjunction with our consolidated financial statements for the years ended December 31, 2005 and December 31, 2006 and notes thereto included in this report.

Overview

We are a Nevada corporation and, along with our wholly-owned subsidiaries, are headquartered in Harbin, PRC. We provide municipal solid waste (MSW) sanitary disposal service. MSW includes residential, commercial, institutional and municipal waste. Our business is conducted through our wholly-owned subsidiary, Yifeng and Yifeng’s subsidiary, Zhiye. Both of Yifeng and Zhiye are organized under the laws of the PRC.

Yifeng's non-hazardous MSW processing and disposal services are conducted under a Built-Operate-Transfer (“BOT”) Contract with Harbin Municipal Urban Administrative Bureau (“HMUAB”) for a 17-year term. It is one of the first companies to work with the municipal government under this type of contract. BOT is a form of project financing, wherein a private entity receives a franchise from the public sector to finance, design, construct, and operate a facility for a specified period, after which ownership is transferred back to the public sector. During the time that the project proponent operates the facility, it is allowed to charge facility users appropriate tolls, fees, rentals, and charges stated in their contract to enable the project proponent to recover its investment, and operating and maintenance expenses in the project. HMUAB is presently its only customer for MSW disposal. It transports the MSW it collects from Harbin for processing. Yifeng disposes of 1,200 tons of MSW per day, approximately 34% of the total MSW in Harbin. Its waste disposal fee is RMB 42 per ton (approximately $5.25 per ton). The municipal government levies fees for the disposal of waste by residential, commercial and industrial producers as part of their general taxes. However, in recent years, there has been a move in several cities to introduce direct waste fees levied against the producer of such waste. Yifeng believes that MSW disposal fees in the PRC will increase, as the national government has been trying to improve waste management to keep pace with the economic growth and rapid urbanization of the PRC.

Highlights

In 2006, we continued to implement our strategies for improving our performance and maximizing shareholder value. Significant achievements during the year ended December 31, 2006 include;

•	Net cash provided by operating activities increased to $2,988,743, an increase of 371% compared with that of 2005.

•	In 2006, Yifeng was approved as a Wholly Foreign Owned Enterprise (“WFOE”). In accordance with the relevant income tax laws, the profits of WFOEs are fully exempted from income tax for two years.

•	Revenues for the years ended December 31, 2006 were $3,200,673, an increase of $832,092, or 35.13%

•	Accounts Receivable was $442,648 as of December 31, 2006 as compared to $628,250 as of December 31, 2005. The decrease resulted from our efforts in collecting our accounts receivables.

Results of Operations

The following table sets forth our statements of operations for the years ended December 31, 2006 and 2005, in U.S. dollars:

	The Years Ended December 31,
	2006 ($)	2005($)
Revenues	3,200,673	2,368,581

Costs of goods sold	427,350	381,584

Gross profit	2,773,323	1,986,997

Selling, general and administrative costs	257,560	98,815

Income from operations	2,515,763	1,888,182

Acquisition transaction expense	0	0

Other (expense) income, net	-55,106	-162,315

Income before income taxes	2,460,657	1,725,867

Provision for income taxes	42,610	408,149

Net income	2,650,971	1,317,718

Other comprehensive income	292,327	192,824

Comprehensive income	$2,943,298	$1,510, 542

THE FISCAL YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2005

Revenues

Revenues for the years ended December 31, 2006 were $3,200,673, an increase of $832,092, or 35.13%, from the revenue of $2,368,581 for 2005.

Our revenue is derived primarily from MSW processing and environmental consulting service.

	The Years Ended December 31,
	2006		2005
MSW processing	$2,347,395	73.34%	$1,814,984	76%
Environmental Consulting Services	$853,278	26.66%	$553,597	24%
Total	$3,200,673	100%	$2,368,581	100%

Our increased revenue is attributable to the growth in both our MSW disposal business and environmental engineering consulting service.

We believe that the PRC annual solid waste quantities will increase annually by 150% growing from about 190,000,000 tons in 2005 to over 480,000,000 tons in 2030 (Source: World Bank Organization) The PRC’s waste management system is undergoing radical changes as the government tries to respond to this challenge.

With respect to overall business trends in 2007, we believe that the current trends have a strong likelihood of continuing and therefore, we anticipate that the MSW processing demand and environment engineering consulting services can continue to experience significant growth during 2007. For the balance of 2007, we plan to:

1.	Expand our business by sourcing for strategic acquisitions and establishing more landfills

2.	Develop our technology to make our Landfill operation more cost-efficient and effective.

 Costs of Goods Sold

Cost of sales for the years ended December 31, 2006 was $427,350, an increase of $45,766, or 11.99%, from $381,584 for the comparable period in 2005. The cost of sales for waste disposal service remained consistent; the cost of sales for environmental engineering services increased by 150% because we have relied on third-party expertise to attend to certain more technical aspects of our projects. In particular, we were using third party expertise in architecture engineering design and incurred consulting fees. We believe that in investing in research and development, we will reduce our dependence on third party expertise and consequently, reduce our costs of sales in the future.

Gross Profit

Gross profit for the year ended December 31, 2006 was $2,773,323, an increase of $786,326, or 39.57%, from $1,986,997 for 2005. Our gross margin for the fiscal year ended December 31, 2006, was 86.64% as compared with 84% for the fiscal year ended December 31, 2005. The increase in gross margin resulted from Yifeng’s partially tax exempt status for 2006 and increase in quantities of MSW disposed of by Yifeng. Zhiye is also exempted from Chinese income taxes because it employs retired veterans. Based on current PRC laws, it is permanently exempt from paying income taxes on its profits as long as it keeps employing retired veterans. Also, our revenues in our MSW disposal and environmental engineering businesses increased 29.33% and 54.13% respectively, adding to our gross profit.

Selling, general and administrative expenses

Selling, general and administrative expenses were $257,560 for the fiscal year ended December 31, 2006, an increase of $158,745 from $98,815 for 2005. The increase was principally caused by labor cost which increased by 100%. Also, we incurred additional audit fees in fiscal 2006 which accounted for 23.34% of our selling, general and administrative expenses.

In the future, we anticipate that our operating expenses will increase due to: expected increases in spending on sales and marketing, new hires, and costs associated with being a reporting public company. At the same time, we plan to implement a series of measures to control costs, enhance operational management, improve efficiency, and lower administrative expenses.

Other Income and (Expenses)

  We had interest income of $5,156 in fiscal 2006 as compared to $4 for the previous year. This is principally due to higher net cash inflows generated from increase revenues resulting in higher average deposit balances. The Company incurred $35,175 in interest expense for the fiscal year ended December 31, 2006, as compared to $172,854 for the prior year, a decrease $137,679, or 79.65%. The decrease in the interest costs is primarily due to principal repayments in the amount of $966,592 in fiscal 2006.

Income Taxes

  We are a company incorporated in the State of Nevada and conduct substantially all our operations through our PRC operating company. Although we are subject to United States taxation, we do not anticipate incurring significant United States income tax liability for the foreseeable future because:

●	we did not conduct any material business or maintain any branch office in the United States during the fiscal year ended December 31, 2006,

●	the earnings generated from our non-U.S. operating companies are generally eligible for a deferral from United States taxation until such earnings are repatriated to the United States, and

●
we believe that we will not generate any significant amount of income inclusions under the income imputation rules applicable to a United States company that owns "controlled foreign corporations" for United States federal income tax purposes.

  Therefore, no provision for U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of our company has been made.

  In the fiscal year ended December 31, 2006 our business operations were solely conducted by our subsidiaries, Yifeng and Zhiye, which are incorporated in the PRC. They are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are normally subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax) on its taxable income. Upon the acquisition of Yifeng by American Eco-Environment Corporation (“AEEC”), Yifeng applied to be treated as a Wholly Foreign Owned Enterprise (“WFOE”). In accordance with the relevant income tax laws, the profits of WFOEs are fully exempted from income tax for two years, from the first profit making calendar year of operations after offsetting accumulated taxable losses, followed by a 50% income tax reduction for the next three calendar years (the “Tax Holiday”) thereafter.

Yifeng was granted the status of WFOE in the third quarter of 2006 upon the reserve merger with USIP.Com, Inc. with a choice of starting the Tax Holiday immediately or the next calendar year. Yifeng elected for this Tax Holiday to commence in January 2007. Its two-year tax exemption period will be from January 1, 2007 to December 31, 2008 and the three-year income tax reduction period will be from January 1, 2009 to December 31, 2011. As a part of this election, Yifeng will still be liable for the income tax from the date of the reverse merger (September 6, 2006) to December 31, 2006. All of the income taxes accrued prior to September 6, 2006 in the amount of $412,563 have been forgiven and included in the Statements of Income for the year ended December 31, 2006 as income tax benefits. In transforming the operating entities of the government from state owned enterprises to private enterprises using the BOT model, the PRC government did not promulgate changes in the relevant tax regulations governing such entities. Consequently, as a PRC privately-owned enterprise conducting waste disposal business prior to August 28, 2006, Yifeng’s income tax status was not known. It reserved and pre-recorded its income tax and value added tax in its consolidated financial statements pending the implementation of the PRC government’s tax rules and regulations. By the time Yifeng changed its status to a WFOE, the Harbin Tax Administration Bureau had granted Yifeng a concession on the income taxes accrued prior to September 6, 2006 in the amount of $412,563 by forgiving the taxes and issuing a tax clearance certificate to that effect.

Based on the current Chinese laws, Zhiye, Yifeng’s subsidiary, is entitled to be exempted from the income tax and value-added tax for three years from August 2004 because Zhiye has hired disable veterans as employees and the government grants tax benefits for such employers.

Net Income

  Net income increased to $2,830,610 or $6.36 per share for the fiscal year ended December 31, 2006 from $1,317,718 or $4.11 per share for the fiscal year ended December 31, 2005, representing an increase of $1,512,982 or 114%. Including the effect of foreign currency translation, comprehensive income increased to $2,943,298.

Net Loss from Discontinued Operations

Net loss from discontinued operations was $179,639, which is primarily attributed to the discontinued operations of the Company’s subsidiaries, Datone, Inc and NB Telecom, Inc. The Company plans to spinoff these two discontinued firms by the end of the second quarter of 2007.

Comprehensive Income

Comprehensive income for the years ended December 31, 2006 was $2,943,298, an increase of $1,432,756 from $1,510,542 for 2005. The increase was primarily due to business expansion in both MSW disposal and environmental consulting service. Also, Yifeng was granted the WFOE status in the fourth quarter of 2006 and its Tax Holiday will commence on January 1, 2007, the first calendar year in which it had assessable profit. Based on the current Chinese laws, Zhiye is exempted from both income tax and value-added tax for three years starting August 2004 because Zhiye hires retired veterans and the government grants tax incentives for such employers. As a result of this exemption, Zhiye did not record any income tax provision for the years ended December 31, 2006 and 2005.

All of the income taxes accrued for the previous periods in the amount of $412,563 have been reversed and included in the Statements of Income for the year ended December 31, 2006 as income tax benefits.

Liquidity and Capital Resources

Loan

We finance our operation and meet capital expenditure requirements primarily through bank loans and operating income. On November 18, 2004, the Company received a long-term loan from Industrial and Commercial Bank of China, Harbin Branch in the amount of $4,832,960, secured by the Company’s building. The loan is for a 5-year term, maturing November 15, 2009. Pursuant to the loan agreement, the interest rate for the first year was set at 7.605%. Starting from the second year and thereafter, the rates become adjustable based on the change of the official rates at the time. In addition to paying the quarterly interest, the Company is also required to make $241,648 pre-determined principal repayments every quarter. In 2006, principal payments in the amount of $966,592 were made.

The Company’s cash flows from operations and our bank loan had so far been sufficient to keep pace with the growth of our business and provide sufficient working capital.

We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand; cash provided by operations and available borrowings under bank lines of credit. We may evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which may require the use of cash. We believe that our cash, operating cash flows, credit arrangements taken together, provide adequate resources to fund our ongoing operating expenditures for the next 12 months. In the event that they do not, we may require additional funds in the future to meet our working capital needs or for other purposes and may seek to raise such additional funds through the sale of public or private equity, as well as from other sources. There can be no assurance that such additional funds will be available to us, or, if available, that they will be available on acceptable terms.

Cash and Cash Equivalents

As of December 31, 2006, we had $1,230,064 in cash, as compared with $821,141 in the prior year, the increase was principally attributable to the increase in our revenue and our efforts in collecting our accounts receivable.

Net cash provided by operating activities

Net cash provided by our operating activities was $3,127,290 for the year ended December 31, 2006, an increase of $2,493,964 compared to the net cash used by our operating activities of $633,326 for 2005. The increase in net cash provided by operations was primarily attributable to the increase in sales and a 70.45% decrease in accounts receivable.

Net cash used in investing activities

Net cash used in investing activities decreased to $1,676,114 for the year ended December 31, 2006, from $1,455,735 for 2005. The decrease was primarily attributable to the completion of construction of our Landfill in 2004.

Accounts Receivable

Accounts receivable was $442,648 as of December 31, 2006 as compared to $628,250 as of December 31, 2005. The decrease resulted from our focus on collecting our accounts receivables. Our average collection period for accounts receivable (receivables cycle) approximated 50 days in fiscal 2006 as compared to 89 days in fiscal 2005.

We do not extend any unsecured credit to our customers. All our account receivables have been collected on time and we do not anticipate any problems in collection in fiscal 2007 because of the stability in our business model and focus on collecting our accounts receivables. We typically allow our customers 90 days to pay their invoices but they are usually settled in less than 90 days. Accordingly, we have not made any provision for doubtful accounts.

Other Receivables

Other receivables were $5,391 as of December 31, 2006 as compared to $787,369 as of December 31, 2005. The Company collected most of its receivables in 2006.

Advances to suppliers

Advances to suppliers were $3,212,816 as of December 31, 2006 as compared to $2,800,806 as of December 31, 2005. This is attributable to some unfinished construction on the Landfill, which had not been transferred to our fixed assets account.

Inventory

Inventory was $11,848 as of December 31, 2006 as compared to $35,401 as of December 31, 2005. The decrease in our inventory was due to our control on inventory cost and decreasing of the quantity of our inventory.

Unearned Revenue

Unearned Revenue was $0 as of December 31, 2006 as compared to $58,668 as of December 31, 2005. We completed all work related to the unearned revenue in fiscal 2006 and collected them. There is no new unearned revenue created in fiscal 2006.

Accounts Payable

Accounts payable was $84,775 as of December 31, 2006, reflecting an increase of 44.50% compared to $58,668 as of December 31, 2005. The 44.50% increase resulted from the provision of environmental consulting service by third party providers to Zhiye. The services were not completed by December 31, 2006 and accordingly, some of the payments had not been made.

Our accounts payable cycles averaged 60 days and 64 days for the years ended December 31, 2006 and 2005, respectively.

Critical Accounting Policies and Estimates

We have disclosed in note to our financial statements those accounting policies that we consider to be significant in determining our results of operations and our financial position which are incorporated by reference herein. We believe that the following reflect the more critical accounting policies that currently affect our financial condition and results of operations.

Principles of consolidation

The consolidated financial statements for the years ended December 31, 2006 and 2005 include the accounts of the Company and its wholly owned subsidiary, Yifeng and Yifeng’s wholly owned subsidiary, Zhiye as well as discontinued operations of Datone Inc. and NB Telecom, Inc. All significant inter-company balances and transactions are eliminated in consolidation.

Use of estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets and the valuation of inventories. Actual results could differ from those estimates.

Cash and cash equivalents

For purposes of the statement of cash flow, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivables

Accounts receivables are stated at net realizable value. Any allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. A considerate amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging analysis. Based on this assessment, the Company considers all its accounts receivables fully collectible and no allowance for doubtful accounts was deemed necessary for the years ended December 31, 2006 and 2005.

Inventories

Inventories mainly consist of the raw materials and supplies to be used in the regular day-to-day operations. Inventories are valued at the lower of cost or market with cost determined on a first-in first-out basis.

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of 5-10 years.

Advance to suppliers

Advance to suppliers represent the payments made and recorded in advance for goods and services. Advances were also made for the purchase of the materials and equipments of the Company’s construction in progress. The final phase of the construction is not completed. As such, no amortization was made for the years ended December 31, 2006 and 2005.

Income taxes

The Company accounts for income tax under the provisions of SFAS No.109 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company does not have any long-term deferred tax assets or liabilities in China that will exist once the tax holiday expires. The Company does not have any significant deferred tax asset or liabilities that relate to tax jurisdictions not covered by the tax holiday.

Revenue recognition

The Company utilizes the accrual method of accounting. Revenue is recognized when service is provided and payments of the customers and collection are reasonably assured. In addition, many of the Company’s clientele are required to prepay for the services to be performed. As such, these amounts are charged to deferred revenue until performance has been completed.

Foreign currency translation

The Company’s functional currency is the Renminbi (“RMB”). Foreign currency transactions are translated at the applicable rates of exchange in effect at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. Revenues and expenses are translated at the average exchange rates in effect during the reporting period.

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated Other Comprehensive Income". Gains and losses resulting from foreign currency translations are included in Accumulated Other Comprehensive Income.

Off-Balance Sheet Arrangements

The Company has not engaged in any off-balance sheet transactions since its inception.

Item 7.	Financial Statements

The Company's consolidated financial statements, including the notes thereto, together with the Report ofIndependent Certified Public Accountants thereon, are presented beginning on page F-1.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

During the fiscal year ended December 31, 2006, there were no changes in and disagreements with accountants and financial disclosure.

Item 8A.	Controls and Procedures

During fiscal year 2006, the Company loaned a total of $686,032 to two affiliates, Harbin Tianli Real Estate Co., Ltd. and Harbin Dongbao Property Management Co., Ltd., which are both partly owned by the Company’s CEO, Yun Wang.

The loan to Harbin Tianli Real Estate Co., Ltd. in the amount of $640,688 bore an interest rate of 5.22%. The entire amount of the principal plus interest were due on January 21, 2007. The loan to Harbin Dongbao Property Management Co., Ltd. was unsecured and interest-free. As of the date of this report, both loans have been repaid.

The Company carried out an evaluation, with the participation of our principal executive and principal financial officer, of the effectiveness, as of December 31, 2006, of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation and upon consultation with the Company’s counsel, made at the end of the period, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective in alerting us to a conceivable breach of Section 402(a) of the Sarbanes-Oxley Act, as amended, prohibiting the Company from making personal loans to directors and executives .

The Company is committed to improving its own internal controls and procedures and as a result of the evaluation described above, we have implemented additional controls and procedures. The additional controls and procedures include and are not limited to:

●	Development of a more detailed internal system of control;

●	Having management familiarize themselves with the rules and regulations of the SEC;

●	Monthly analytical review of all financial activity and proposed financial activity by the operations and accounts department; and

●	More frequent consultations with our legal and accounting advisors.

With the implementation of the above additional controls and procedures, the Company believes that it will substantially reduce the risks of a breach of similar nature as described above in the future.

Other than as described above, there have not been any changes in the Company’s internal controls and procedures.

Item 8B.	Other Information

None.

PART III

Item 9.   Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

Below are the executive officers and directors of the Company. Each of our executive officers and directors is a resident of the PRC.  As a result, it may be difficult for investors to effect service of process within the United States upon them or to enforce court judgments obtained against them in the United States courts.

Directors and Executive Officers	Position/Title	Age
Yun Wang	Director/Chairman/Chief Executive Officer	52
Shibin Jiang	Director /Chief Operating Officer	50
Jianhua Sun	Director/Chief Financial Officer	31

The following sets forth biographical information regarding the Company’s directors.

Yun Wang

Mr. Wang, age 52, graduated from the Heilongjiang Architecture College in 1989. From 1999- 2006, Mr. Wang served as chairman of the board of Harbin Yifeng Group Corp. Since 2006, Mr. Wang has served as chairman and CEO of Harbin Yifeng Eco-environment Co., Ltd.

Shibin Jiang

Mr. Jiang, age 50, graduated from Harbin Electrical Manufacture College of the First Mechanical Industry in 1982. From 1983 to 1987, he was a senior engineer at Harbin’s First Metal Vessels Factory. Thereafter, he was chief engineering manager at Harbin Harping Construction Company’s technology department from 1988 to 1995. From 1995 to the present, he has been the vice president of Bin Jiang Commodity Transportation Market Ltd. and has also been serving as the General Manager, Chief Engineer and Director of Harbin Yifeng Eco-environment Co., Ltd since 2003.

Jianhua Sun

Mr. Sun, age 31, graduated from the Daqing Heilongjiang Petroleum College with a degree in accounting in 1999. From 1999 to 2004, he served as a director of the cost section at ACheng Relay Limited Corp., a company listed on the China Stock Exchange. From 2004 to 2005, he worked as an accountant at the Harbin Orient Group’s financial subsidiary. He has been Harbin Yifeng Eco-environment Co., Ltd’s Chief Financial Officer since 2006.

All of our directors were appointed September 4, 2006 and hold offices until the next annual meeting of the shareholders of the Company, and until their successors have been qualified after being elected or appointed.  Officers serve at the discretion of the board of directors.

There are no family relationships among our directors or executive officers.

During the past five years, none of the directors or executive officers:

(i)
has had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(ii)	has had a conviction in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(iii)
is subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

(iv)
has been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

Based solely on review of the copies of such forms received by us with respect to fiscal year 2006, or written representations from certain reporting persons, we believe that all filing requirements applicable to its directors, officers and persons who own more than ten percent of a registered class of the Company's equity securities have been complied with except for a late filing by former ten percent shareholder, Joseph C. Passalaqua of a Statement of Changes in Beneficial Ownership on Form 4.

Item 10. Executive Compensation

The following table reflects the compensation paid to our principal executive officer. We have not had any executive officer who earned more than $100,000 in any of the previous two fiscal years.

Name and Principal Position	Year	Salary (cash or non-cash) ($)	Bonus (cash or non-cash) ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Craig H. Burton (1)	2006 2005	40,040 40,040	— —	— —	— —	— —	— —	— —	40,040 40,040
Joseph J. Passalaqua (1)	2006 2005	27,040 27,040	— —	— —	— —	— —	— —	— —	27,040 27,040
Yun Wang (1)	2006 2005	4,500 —	— —	— —	— —	— —	— —	— —	4,500 —

(1) In connection with the sale under the Share Purchase Agreement, the then Board of Directors of the Company, comprising Mr. Craig H. Burton, Mr. Joseph J. Passalaqua and Mr. Lewis McGuiness, agreed at the closing of the Share Purchase Agreement to (a) appoint Yun Wang as a Director of the Company, Chairman of the Board and Chief Executive Officer of the Company, (b) appoint Shibin Jiang and Jianhua Sun as directors of the Company, subject to the filing and dissemination of Schedule 14f-1, and (c) submit their resignation as directors and officers of the Company, subject to the filing and dissemination of Schedule 14f-1.

As a result thereof, immediately after the closing of the Share Purchase Agreement, Messrs. Yun Wang, Shibin Jiang and Jianhua Sun constituted the entire Board of Directors of the Company. The change in the composition of the Board of Directors disclosed in the Company’s Schedule 14f-1 filing resulted in a change in control of the Board of Directors of the Company.

On August 25, 2006, the Company filed an information statement with the SEC relating to the change in control of our Board of Directors containing the information required under Rule 14f-1 of the Exchange Act and on August 31, 2006, the Company distributed that information statement to all holders of record of Common Stock.

The Board of Directors appointed Mr. Yun Wang as the Company’s Chief Executive Offier, Mr. Shibin Jiang and its Chief Operating Offier and Mr. Jianhua Sun as its Chief Financial Offier. Both Mr. Jiang’s and Mr. Sun’s total compensation for the years ended December 31, 2005 and December 2006 did not exceed $100,000.

Compensation Discussion and Analysis

Overview of Compensation Program and Philosophy

The Company has three executive officers, Messrs Yun Wang, Shibin Jiang and Jianhua Sun. who are also directors of the Company. The Board of Directors also serve as the Company’s compensation committee.

The Board of Director’s goal in determining compensation levels is to adequately reward the efforts and achievements of executive officers for the management of the Company. The Company has no pension plan, stock option plan, non-equity incentive plan or deferred compensation arrangement. The Company has not used a compensation consultant in any capacity but believes that it executive officer compensation package is comparable to similar businesses in its location of its operations.

Each of the three executive officers has an employment agreement with the Company that outlines salary and benefit arrangements. The three agreements have similar terms, which include, but are not limited to: base salaries of cash, the provision of labor-related insurance, termination for cause, termination on 30 days’ notice and termination without notice and the provision of labor-related benefits in conformance with PRC labor laws. These agreements have one-year terms.

Compensation of Directors

Persons who are directors and employees are not currently additionally compensated for their services as a director. There is no plan for compensation of persons who are directors who are not employees, but it is expected that in the future we will create a remuneration and expense reimbursement plan. It is anticipated that such a plan would be primarily based on stock options.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of December 31, 2006, concerning (i) any person or group owning more than 5% of our common stock and concerning shares beneficially owned by (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all executive officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class

Common Stock	Yun Wang Harbin Dongdazhi Street 165,Harbin, People’s Republic of China 150001	6,348,000	63.48%

Common Stock	Shibin Jiang Harbin Dongdazhi Street 165,Harbin, People’s Republic of China 150001	1,196,000	11.96%

Common Stock	Bin Feng Harbin Dongdazhi Street 165,Harbin, People’s Republic of China 150001	1,656,000	16.56%

Common Stock	Jianhua Sun Harbin Dongdazhi Street 165,Harbin, People’s Republic of China 150001	—	—

Common Stock	All executive officers and directors	9,200,000	92%

(1)  Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days.

(2) Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment power within 60 days. The number of shares shown includes outstanding shares of Common Stock owned as of December 31, 2006 by the person indicated.

Our total issued and outstanding stock as of December 31, 2006 was 9,370,186 shares.

Item 12.	Certain Relationships and Related Transactions, and Director Independence

The Company had loans receivable in the amount of $686,032 from two affiliates, Harbin Tianli Real Estate Co., Ltd. and Harbin Dongbao Property Management Co., Ltd., which are both partly owned by one of the Company’s major shareholders. The loan to Harbin Tianli Real Estate Co., Ltd. in the amount of $640,688 bears interest rate of 5.22%. The entire amount of the principal plus interest are due on January 21, 2007.  The loan to Harbin Dongbao Property Management Co., Ltd. is unsecured and interest-free. As of the date of this report, both loans have been repaid.

None of the directors of the Company is an independent director pursuant to the definition of “independent director” under the Rules of NASDAQ, Marketplace Rule 4200(a)(15). The Company does not have a separately designated audit, nominating or compensation committee or committee performing similar functions and the Board of Directors fulfills the roles of such committees. The members of the Board of Directors of the Company are also not independent under the relevant committee independence standards of the Rules of NASDAQ.

The Company is exempt from the requirement of having a majority of its Board of Directors comprise independent directors because it falls under the definition of a “Controlled Company” (Rules of NASDAQ, Marketplace Rule 4350(c)(5)) , which is a company of which more than 50% of the voting power is held by an individual, a group or another company. Mr. Yun Wang holds 63.48% of the voting power of the Company and the Majority Shareholders, comprising Messrs Yun Wang, Shibin Jiang and Bin Feng, control 92% of the voting power of the Company.

Item 13.	Exhibits

3.1	Articles of Incorporation (1)

3.2	Amended Articles of Incorporation (1)

3.3	Amended Articles of Incorporation (1)

3.4	Nevada Articles of Incorporation (2)

3.5	Bylaws (1)

3.6	Nevada Bylaws (2)

3.7	Specimen of Common Stock certificate (1)

4.1.	Share Purchase Agreement, dated as of September 6, 2006 by and among Joseph J. Passalaqua, Greenwich Holdings, LLC and Yun Wang, Bin Feng and Shibin Jiang. (3)

4.2	Convertible Notes issued to Yun Wang, Bin Feng and Shibin Jiang.(3)

10.1	Share Exchange Agreement dated as of September 6, 2006 between the Registrant and American Eco-environment Corporation (“AEEC”) and the stockholders of AEEC. (3)

10.2	Consulting Agreement dated as of September 5, 2006 between the registrant and Belmont Partners, LLC (“Belmont”). (3)

10.3	Consulting Agreement dated as of September 5, 2006 between Belmont and Harbin Yifeng Eco-environment Co., Ltd. (3)

16.1	Letter dated September 7, 2006 from USIP.COM, Inc. to Robison Hill & Co. (3)

16.2	Letter dated September 11, 2006 from Robison Hill & Co. to the Securities and Exchange Commission. (3)

21.1	List of Subsidiaries (3)

31.1	Sarbanes-Oxley Act of 2002 Section 302 Certification by Yun Wang.

31.2	Sarbanes-Oxley Act of 2002 Section 302 Certification by Jianhua Sun.

32.1	Sarbanes-Oxley Act of 2002 Section 906 Certification by Yun Wang and Jianhua Sun.

(1)	Incorporated by reference to the Registrant’s Form 10-SB filed on July 28, 2000.

(2)	Incorporated by reference to the Registrant’s Information Statement on Schedule 14C filed on September 23, 2005.

(3)	Incorporated by reference to Registrant’s Form 8-K filed on September 12, 2006.

Item 14.	Principal Accountant Fees and Services

Aggregate fees billed by the Company's current principal accountants, Bagell, Josephs, Levine & Company, L.L.C. for audit services related to the most recent fiscal year, and for other professional services billed in the most recent fiscal year, were as follows:

FISCAL 2006
Audit Fees (1)	$60,000
Audit-Related Fees	—
Tax Fees (2)	—
All Other Fees	—
Total	$60,000

(1)
Comprised the audit of the Company's annual financial statements and reviews of the Company's quarterly financial statements, as well as consents related to and reviews of other documents filed with the Securities and Exchange Commission.

(2)	Comprised preparation of all federal and state corporate income tax returns for the Company and its subsidiaries.

Aggregate fees billed by the Company's previous principal accountants, Robison, Hill & Company, for audit services related to the most recent two fiscal years, and for other professional services billed in the most recent two fiscal years, were as follows:

	FISCAL 2006	FISCAL 2005
Audit Fees (1)	$25,184	$14,261
Audit-Related Fees	—	—
Tax Fees (2)	$250	$896
All Other Fees	—	—
Total	$25,434	$15,157

(1)
Comprised the audit of the Company's annual financial statements and reviews of the Company's quarterly financial statements, as well as consents related to and reviews of other documents filed with the Securities and Exchange Commission.

(2)	Comprised preparation of all federal and state corporate income tax returns for the Company and its subsidiaries.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by the Company's independent accountants must now be approved in advance by the Audit Committee to assure that such services do not impair the accountants' independence from the Company. The Company does not have an Audit Committee, therefore, the Board of Directors reviews and approves audit and permissible non-audit services performed by Bagell, Josephs, Levine & Company L.L.C. and Robison, Hill & Company, as well as the fees charged by them for such services.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN ENVIRONMENT SOLUTIONS, CORP.

Date: March 30, 2007	/s/ Yun Wang
Yun Wang

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Yun Wang Yung Wang, Director/Chief Executive Officer	March 30, 2007

/s/ Shibin Jiang Shibin Jiang, Director	March 30, 2007

/s/ Jianhua Sun Jianhua Sun, Director/Chief Financial Officer	March 30, 2007

EASTERN ENVIRONMENT SOLUTIONS, CORP.
(FORMERLY USIP.COM, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

1. BASIS OF PRESENTATION AND ORGANIZATION

Eastern Environment Solutions, Corp. (“the Company” or “EESC”) was incorporated under the laws of the State of Nevada and formerly known as USIP.COM, Inc. (“USIP”).

On September 6, 2006, USIP entered into a share purchase agreement with each of Messrs. Yun Wang, Shibin Jiang and Bin Feng (“Purchasers”). Pursuant to the share purchase agreement, the Company agreed to sell to Purchasers 50.1% of the Company’s total 49, 643,222 shares of issued and outstanding common stock.

On the same day, the Company also signed a Share Exchange Agreement with American Eco-Environment Corporation (“AEEC”), a privately held Delaware holding Corporation, whereby, the Company agreed to acquire all of the outstanding capital stocks of AEEC by issuing a $5,000,000 face value fixed convertible notes to the shareholders of AEEC, namely, Yun Wang, Shibin Jiang and Bin Feng. The notes converted on December 27, 2006 upon the occurrence of the Reverse Split into 9,049,399 post-split shares of common stock of the Company. The Notes also carried a total of 1,494,144,955 votes and had a right to vote along with the common stock on all matters.

As a result of these transactions, there was a change in control of USIP as the shareholders of AEEC became the majority shareholders of USIP.

For accounting purposes, the transaction has been accounted for as a reverse acquisition under the purchase method of accounting. Accordingly, AEEC was treated as the continuing entity for accounting purposes. Following the merger, the officers and directors of USIP.COM resigned and were replaced with the officers and directors of AEEC.

On October 20, 2006, the Board of Directors of the Company approved to change the name of the Company to Eastern Environment Solutions Corporation and to effect a 165.1099:1 reverse stock split of the outstanding shares of Common Stock (the “Reverse Split” and, together with the Name Change, the “Corporate Actions”). The Definitive Information Statement was filed with the SEC on November 15, 2006. The Corporate Actions became effective on December 27, 2006.

The Company operates its business through its wholly-owned subsidiary Harbin Yifeng Eco-Environment Co., Ltd. (“ Harbin Yifeng”), a corporation organized and existing under the laws of the People’s Republic of China (“PRC”). Harbin Yifeng is an environmental engineering company in the PRC that specializes in providing non-hazardous municipal solid waste processing and disposal services in the northeast regions of China.

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”)

EASTERN ENVIRONMENT SOLUTIONS, CORP.
(FORMERLY USIP.COM, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

1. BASIS OF PRESENTATION AND ORGANIZATION (Continued)

This basis of accounting differs in certain material respects from that used for the preparation of the books of account of the Company’s principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC (“PRC GAAP”), the accounting standards used in the places of their domicile.  The accompanying consolidated financial statements reflect necessary adjustments not recorded in the books of account of the Company’s subsidiaries to present them in conformity with US GAAP.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements for the years ended December 31, 2006 and 2005 include the accounts of the Company and its wholly owned subsidiary, Harbin Yifeng and Harbin Yifeng’s wholly owned subsidiary, Harbin Yifeng Zhiye Mananagement Co., Ltd. (“Yifeng Zhiye”) as well as discontinued operations of Datone Inc. and NB Telecom, Inc. All significant inter-company balances and transactions are eliminated in consolidation.

Use of estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets and the valuation of inventories. Actual results could differ from those estimates.

Cash and cash equivalents

For purposes of the statement of cash flow, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

EASTERN ENVIRONMENT SOLUTIONS, CORP.
(FORMERLY USIP.COM, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivables

Accounts receivables are stated at net realizable value. Any allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. A considerate amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging analysis. The Company’s receivables are primarily due from municipal government of Harbin City and are considered fully collectible. Therefore, no allowance for doubtful accounts was deemed necessary for the years ended December 31, 2006 and 2005.

Inventories

Inventories mainly consist of the raw materials and supplies to be used in the regular day-to-day operations. Inventories are valued at the lower of cost or market with cost determined on a first-in first-out basis.

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of 5-10 years.

Advance to suppliers

Advance to suppliers represent the payments made and recorded in advance for goods and services. Advances were also made for the purchase of the materials and equipments of the Company’s construction in progress. The final phase of the construction is not completed. As such, no amortization was made for the years ended December 31, 2006 and 2005.

Revenue recognition

The Company utilizes the accrual method of accounting. Revenue is recognized when service is provided and payments of the customers and collection are reasonably assured. In addition, many of the Company’s clientele are required to prepay for the services to be performed. As such, these amounts are charged to deferred revenue until performance has been completed.

EASTERN ENVIRONMENT SOLUTIONS, CORP.
(FORMERLY USIP.COM, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income taxes

The Company accounts for income tax under the provisions of SFAS No.109 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company does not have any long-term deferred tax assets or liabilities in China that will exist once the tax holiday expires (See Note 7). The Company does not have any significant deferred tax asset or liabilities that relate to tax jurisdictions not covered by the tax holiday.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable and other receivables. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its clients' financial condition and customer payment practices to minimize collection risk on accounts receivable.

The operations of the Company are located in the PRC. Accordingly, the Company's business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, in addition to the general state of the PRC economy.

The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments legal environments and foreign currency exchange.

The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

EASTERN ENVIRONMENT SOLUTIONS, CORP.
(FORMERLY USIP.COM, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), "Disclosure About Segments of an Enterprise and Related Information" requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment. The Company consists of one reportable business segment. All of the Company's assets are located in The People's Republic of China.

Fair value of financial instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, other receivables, accounts payable, accrued expenses, taxes payable, notes payable and other loans payable approximate fair value due to the short-term nature of these items. The carrying amounts of bank borrowings approximate the fair value based on the Company's expected borrowing rate for debt with similar remaining maturities and comparable risk.

Foreign currency translation

The Company’s functional currency is the Renminbi (“RMB”). Foreign currency transactions are translated at the applicable rates of exchange in effect at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. Revenues and expenses are translated at the average exchange rates in effect during the reporting period.

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated Other Comprehensive Income". Gains and losses resulting from foreign currency translations are included in Accumulated Other Comprehensive Income.

EASTERN ENVIRONMENT SOLUTIONS, CORP.
(FORMERLY USIP.COM, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based compensation

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.

Earnings (Loss) per share

Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no common stock equivalents available for dilution purposes as of December 31, 2006 and 2005.

New accounting pronouncements

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No.108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. The Company does not expect that the adoption of SAB No.108 would have a material effect on the Company’s consolidated financial statements.

EASTERN ENVIRONMENT SOLUTIONS, CORP.
(FORMERLY USIP.COM, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value , establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

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

EASTERN ENVIRONMENT SOLUTIONS, CORP.
(FORMERLY USIP.COM, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

3. INVENTORY

Inventory as of December 31, 2006 consists of the following:

Materirals	$9,949
Supplies	1,899

Total	$11,848

No allowance for inventory was made for the years ended December 31, 2006.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment at December 31, 2006 consist of the following:

Machinery & Equipment	$773,436
Automobiles	217,056
Landfills	1,828,645
Subtotal	2,819,137
Less: Accumulated Depreciation	(459,584)
Construction in progress	2,666,593

Total Property and equipment, net	$5,026,146

Depreciation expenses for the year ended December 31, 2006 and 2005 were $222,022 and $208,927, respectively.

Construction in progress represents direct costs of construction or acquisition and design fees incurred for the Company’s new plant and equipment. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for its intended use.

As of December 31, 2006, the costs involved with construction in progress amounted to the total of $2,666,593.

EASTERN ENVIRONMENT SOLUTIONS, CORP.
(FORMERLY USIP.COM, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

5. RELATED PARTY TRANSACTIONS

The Company has loans receivable in the amount of $686,032 from two affiliates, Harbin Tianli Real Estate Co., Ltd. and Harbin Dongbao Property Management Co., Ltd., which are both owned by one of the Company’s major shareholders. The loan to Harbin Tianli Real Estate Co., Ltd. in the amount of $640,689 bears interest rate of 5.22%. The entire amount of the principal plus interest are due on January 21, 2007. As of the date of this report, the loan was repaid as scheduled. The loan to Harbin Dongbo Property Management Co., Ltd. is unsecured and interest free. The management of the Company expects the entire amount of this outstanding loan will be repaid within one year as well.

6. BANK LOAN PAYABLE

On November 18, 2004, the Company received a long-term loan from Industrial and Commercial Bank of China, Harbin Branch in the amount of $4,832,960, secured by the Company’s building. The loan is for a 5-year term, maturing November 15, 2009. Pursuant to the loan agreement, the interest rate for the first year was set at 7.605%. Starting from the second year and thereafter, the rates become adjustable based on the change of the official rates at the time. In addition to paying the quarterly interest, the Company is also required to make $241,648 pre-determined principal repayments every quarter. In 2006, principal payments in the amount of $966,592 were made.

As of December 31, 2006, the loan payable consists of the following:

Loan payable	$2,899,776

Less: current portion	966,592

Loan payable - long-term	$1,933,184

EASTERN ENVIRONMENT SOLUTIONS, CORP.
(FORMERLY USIP.COM, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

6. BANK LOAN PAYABLE (Continued)

Maturities of the long-term debt are as follows:
Year
2007	$966,592
2008	966,592
2009	966,592

Total	$2,899,776

7. INCOME TAXES

United States Tax

EESC is subject to United States of America tax law. No provision for income taxes in the United States or elsewhere has been made as EESC had no taxable income subject to U.S. taxes for the year ended December 31, 2006.

PRC Tax

Two of the Company’s operating subsidiaries, Harbin Yifeng and Yifeng Zhiye are both registered and operate in Harbin, China. They are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are normally subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax) on its taxable income. Upon the acquisition of Harbin Yifeng by AEEC, Harbin Yifeng has applied to be treated as a Wholly Foreign Owned Enterprise (“WFOE”). In accordance with the relevant income tax laws, the profits of WFOEs are fully exempted from income tax for two years, from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% income tax reduction for the immediate next three calendar years (“tax holiday”).

Harbin Yifeng was granted the status of WFOE in the fourth quarter of 2006 upon the reserve merger with USIP with a choice of starting the tax holiday immediately or the next calendar year. Harbin Yifeng elected for this tax holiday to commence in January 2007. Its two-year tax exemption period will be from January 1, 2007 to December 31, 2008 and the three-year income tax reduction period will be from January 1, 2009 to December 31, 2011. As a part of this election, Harbin Yifeng will still be liable for the income tax from the date of the approval (December 1, 2006) to December 31, 2006. All of the income taxes accrued prior to December 1, 2006 in the amount of $412,563 have been forgiven and included in the Statements of Income for the year ended December 31, 2006 as income tax benefits

EASTERN ENVIRONMENT SOLUTIONS, CORP.
(FORMERLY USIP.COM, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
7. INCOME TAXES (Continued)

Based on the current Chinese laws, Yifeng Zhiye, Harbin Yifeng’s wholly -owned subsidiary, is exempted from both income tax and value-added tax for three years starting August 2004 because Zhiye hires retired veterans and the government grants tax incentives for such employers. As a result of this exemption, Yifeng Zhiye did not record any income tax provision for the years ended December 31, 2006 and 2005.

8. MAJOR CUSTOMER

The Company has an exclusive 17-year agreement with Harbin Municipal Urban Administrative Bureau (“HMUAB”) to handle approximately one-third of the city’s solid waste disposal. The revenue from HMUAB alone accounted for 73% of the gross revenues for the year ended December 31, 2006. At December 31, 2006, the total receivable balance due from HMUAB was $254,444, representing 57% of the total account receivable balance.

9. STATUTORY RESERVES

Pursuant to the laws of People’s Republic of China, the Company is generally required to maintain certain statutory reserves by appropriating from its after-tax profit before declaration or payment of dividends. The reserves, which include a general reserve fund and a common welfare fund, form part of the equity of the Company. The general reserve fund requires annual appropriations of at least 10% of after-tax profit (as determined under PRC GAAP); the common welfare fund appropriations are at the Company’s discretion. The appropriation to statutory reserve ceases when the balances of the reserve reach 50% of the registered capital of the Company. However, the laws exclude the companies owned by foreign entities. In this case, the Company’s Chinese subsidiaries fall within the category of the companies that can be exempted from making any statutory reserves. The Company has elected not to make any more reserves for the year ended December 31, 2006.

The following represents the accumulated reserves the Company already made as of December 31, 2006:

General Reserve	$124,104

Common Welfare Reserve	62,052
Total	$186,156

EASTERN ENVIRONMENT SOLUTIONS, CORP.
(FORMERLY USIP.COM, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

10. STOCKHOLDERS’ EQUITY

On September 6, 2006, AEEC and its stockholders entered into a Share Purchase and Share Exchange agreement with USIP, as more fully described in Note 1. In connection with these transactions, AEEC was merged with and into USIP and the separate existence of USIP ceased. On the date of the merger, there were 49,632,222 shares of Common Stock of USIP outstanding. As a part of the merger, USIP issued a $5,000,000 face value convertible note to the stockholders of AEEC. The note was credited as a short-term liability on the Company’s book with a debit of $3,015,518 to Stockholders’ Equity of the surviving entity. Prior to and immediately after the reverse merger, the Company’s total number of shares of Common Stock issued and outstanding was 49,632,222.

On December 27, 2006, the Company effected a 165.1099:1 reverse split of its 49,632,222 shares of Common Stock outstanding into 320,787 post-split shares. Simultaneously, the $5,000,000 face value note was converted into 9,049,399 post-split shares of common stock. The occurrence of the conversion of the Note resulted in the satisfaction of the debt and a reverse of the previously reduction of $3,015,518 to the Stockholders’ Equity of the surviving entity. The total number of the Company’s Common Stock outstanding as of December 31, 2006 is 9,370,186.

11. DISCONTINUED OPERATIONS

In the share exchange agreement entered with AEEC, The Company agreed to spin off the operations of its two subsidiaries: Datone Inc. and NB Telecom Inc. (“ Subsidiaries”). Upon satisfaction of necessary filings, the Subsidiaries would cease to be wholly owned subsidiaries of the Company. As of the date of this report, the transaction has not been completed. The Company expects to finalize the procedures in the second quarter of 2007.

12. COMMITMENTS AND CONTINGENCIES

The waste management field is strictly regulated and closely monitored by the local government. In addition, the Chinese market in which the Company operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability of the Company to operate its business and to maintain environmentally safe and sound in China where the waste management under the BOT method (Build, Operate, Transfer) is still relatively new. Though the People’s Republic of China has, since 1978, implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. Some restrictions are currently in place or are unclear in the waste management field. The Company’s legal structure and scope of operations could be subjected to restrictions that could result in severe limits to the Company’s ability to conduct business in China.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Eastern Environment Solutions, Corp. (Formerly USIP.COM, INC.)
Harbin, PRC

We have audited the accompanying consolidated balance sheet of Eastern Environment Solutions, Corp. and its subsidiaries as of December 31, 2006 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the two years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eastern Environment Solutions, Corp. and its subsidiaries as of December 31, 2006 and the results of its operations, changes in stockholders’ equity, and cash flows for each of the two years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

Bagell Josephs, Levine & Company, LLC
Bagell Josephs, Levine & Company, LLC
Gibbsboro, New Jersey

March 12, 2007

EASTERN ENVIRONMENT SOLUTIONS, CORP.
(FORMERLY USIP.COM, INC.)

FINANCIAL STATEMENTS

DECEMBER 31, 2006

EASTERN ENVIRONMENT SOLUTIONS, CORP.
(FORMERLY USIP.COM, INC.)
CONSOLIDATED BALANCE SHEET
December 31, 2006

ASSETS

Current assets:
Cash and cash equivalents	$1,230,064
Accounts receivable	442,648
Inventory	11,848
Other receivables	5,391
Loan to related party	686,032
Total Current Assets	2,375,984

Property and equipment, net of accumulated depreciation of $459,584	5,026,146

Other assets:
Advances to suppliers	3,212,816
Net assets of discontinued operations	99,131
Total other assets	3,311,947

Total Assets	$10,714,076

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Loan payable - current portion	$966,592
Accounts payable	84,775
Taxes payable	43,683
Liability for stock to be issued	19,500
Accrued expenses and other payables	33,628
Total Current Liabilities	1,148,178

Long-term liabilities:
Loan payable - net of current portion	1,933,184

Net liabilities of discontinued operations	278,780

Total Liabilities	3,360,142

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.0001 par value, 100,000,000 shares authorized;
9,370,186 shares issued and outstanding as of December 31, 2006	937
Additional paid-in-capital	3,019,544
Prepaid consulting services	(19,500)
Accumulated other comprehensive income	485,258
Statutory reserves	186,156
Retained earnings	3,681,539
Total Stockholders' Equity	7,353,934

Total Liabilities and Stockholders' Equity	$10,714,076

The accompanying notes are an integral part of these consolidated financial statements

EASTERN ENVIRONMENT SOLUTIONS, CORP.
(FORMERLY USIP.COM, INC.)
CONSOLIDATED STATEMENTS OF INCOME

	FOR THE YEARS ENDED DECEMBER 31,
	2006	2005
Revenues	$3,200,673	$2,368,581

Cost of Goods Sold	427,350	381,584

Gross Profit	2,773,323	1,986,997

Selling, general and administrative expenses	257,560	98,815

Income from operations	2,515,763	1,888,182

Other Income and (Expenses)
Interest income	5,156	4
Interest expense	(35,175)	(172,854)
Other income(expense)	(25,087)	10,535
Total other income and (expenses)	(55,106)	(162,315)

Income from operations before income taxes (benefit)	2,460,657	1,725,867

Provision for Income Taxes	42,610	408,149
Income Tax Benefit	(412,563)	-

Income Taxes (Benefit)	(369,953)	408,149

Net Income from operations	2,830,610	1,317,718

Net loss from discontinued operations, net of tax effects of $0	(179,639)	-

Net Income	2,650,971	1,317,718

Other Comprehensive Income -
Foreign currency translation gain	292,327	192,824

Comprehensive Income	$2,943,298	$1,510,542

Bais & Diluted Income (Loss) Per Share
Continuing Operations	$6.36	$4.11
Discontinued Operations	$(0.40)	$-

Weighted Average Number of Common Shares Outstanding	444,751	320,787

The accompanying notes are an integral part of these consolidated financial statements

EASTERN ENVIRONMENT SOLUTIONS, CORP.
(FORMERLY USIP.COM, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

			Additional	Prepaid		Accumulated Other		Retained
	Common Stock		Paid-in	Consulting	Subscription	Comprehensive	Statutory	Earnings	Comprehensive
	Shares	Par Value	Capital	Services	Receivable	Income	Reserves	(Deficit)	Income	Total
Balance, January 1, 2005	17,804,388	$1,780	$3,018,701	$-	$(363,075)	$107	$-	$(100,994)	$-	$2,556,519

Recapitalization on reverse acquisition	31,827,834	3,183	(3,183)							-

Retroactive effect of reserve split	(49,311,435)	(4,931)	4,931							-

Additional capital contributed		-	-		363,075	-		-		363,075

Comprehensive income
Net income for the year								1,317,718	1,317,718	1,317,718
Other comprehensive income, net of tax
Foreign currency translation adjustments						192,824			192,824	192,824
Comprehensive income									1,510,542

Adjustment to statutory reserves
							186,156	(186,156)		-

Balance December 31, 2005	320,787	32	3,020,449	-	-	192,931	186,156	1,030,568		4,430,136

Conversion of notes payable on December 27, 2006	9,049,399	905	(905)							-

Prepaid consulting services				(19,500)						(19,500)

Comprehensive income
Net income for the year								2,650,971	2,650,971	2,650,971
Other comprehensive income, net of tax
Foreign currency translation adjustments						292,327			292,327	292,327
Comprehensive income									2,943,298

Balance December 31, 2006	9,370,186	$937	$3,019,544	$(19,500)	$-	$485,258	$186,156	$3,681,539		$7,353,934

The accompanying notes are an integral part of these consolidated financial statements

EASTERN ENVIRONMENT SOLUTIONS, CORP.
(FORMERLY USIP.COM, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,
	2006	2005
Cash Flows From Operating Activities:
Net income	$2,650,971	$1,317,718
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	222,022	208,927

Changes in operating assets and liabilities:
Accounts receivable	185,602	(274,363)
Inventory	23,553	(22,971)
Other receivable	781,978	(717,252)
Advances to suppliers	(412,010)	(236,957)
Accounts payable	26,107	(20,925)
Taxes payable	(370,577)	414,260
Unearned revenue	(121,872)	44,350
Accrued expenses and other payables	2,969	(79,461)

Cash provided by continuing activities	2,988,743	633,326
Cash provided by discontinued activities	138,547	-

Net cash provided by operating activities	3,127,290	633,326

Cash Flows From Investing Activities:
Purchase of property and equipment	(1,919)	(283,213)
(Additions) reduction to construction in process	(988,163)	(1,427,282)
Loan to stockholders	(686,032)	254,760

Net Cash (used in) investing activities	(1,676,114)	(1,455,735)

Cash Flows From Financing Activities
Reduction in long term debt	(966,592)	(966,592)
Reduction in subscription receivable	-	363,075
Proceeds from loan from related parties	-	146,527
Repayment on related party loan	(324,032)	-

Cash (used in) continuing activities	(1,290,624)	(456,990)
Cash provided by discontinuing activities	41,092	-

Net Cash (used in) financing activities	(1,249,532)	(456,990)

Effect of exchange rate changes on cash and cash equivalents	207,279	(145,755)

Increase (decrease) in cash and cash equivalents	408,923	(1,425,154)

Cash and Cash Equivalents - Beginning of year	821,141	2,246,295

Cash and Cash Equivalents - End of year	$1,230,064	$821,141

SUPPLEMENTAL CASH FLOW INFORMATION:
During the year, cash was paid for the following:
Interest expense	$35,175	$172,854
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
In November 2006, the Company entered into a consulting agreement for
common stock to be issued for services valued at $19,500	$19,500	$-

The accompanying notes are an integral part of these consolidated financial statements

EASTERN ENVIRONMENT SOLUTIONS, CORP.
(FORMERLY USIP.COM, INC.)