Form 10QSB
period 2007-03-31
Eastern Environment Solutions Corp.
filed 2007-05-15
CIK 1119721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number 0-31193

EASTERN ENVIRONMENT SOLUTIONS, CORP.
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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,020,186 shares of Common Stock, $.0001 par value, were outstanding as of May 15, 2007

Transitional Small Business Disclosure Format (check one); Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EASTERN ENVIRONMENT SOLUTIONS, CORP.
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 & 2006
(UNAUDITED)

TABLE OF CONTENTS

Page(s)

Condensed Consolidated Balance Sheet as of March 31, 2007 (Unaudited)	F-1

Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2007 and 2006 (Unaudited)	F-2

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006 (Unaudited)	F-3

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-4 - F-9

EASTERN ENVIRONMENT SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
MARCH 31, 2007

ASSETS

Current assets:
Cash and cash equivalents	$1,137,162
Accounts receivable	394,253
Inventory	32,751
Other receivables	156,920
Loan to related party	693,218
Total Current Assets	2,414,304

Property and equipment, net of accumulated depreciation	5,263,484

Other assets:
Advances to suppliers	3,191,450
Net assets of discontinued operations	82,563
Total other assets	3,274,013

Total Assets	$10,951,801

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Loan payable - current portion	$966,592
Accounts payable	39,627
Taxes payable	73,723
Accrued expenses and other payables	42,149
Total Current Liabilities	1,122,091

Long-term liabilities:
Loan payable - net of current portion	1,691,536

Net liabilities of discountinued operations	283,669

Total Liabilities	3,097,296

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.0001 par value, 100,000,000 shares authorized;
10,020,186 shares issued and outstanding at March 31, 2007	1,002
Additional paid-in-capital	3,021,195
Accumulated other comprehensive income	579,346
Statutory reserves	186,156
Retained earnings	4,066,806
Total Stockholders' Equity	7,854,505

Total Liabilities and Stockholders' Equity	$10,951,801

The accompanying notes are an integral part of these condensed consolidated financial statements

EASTERN ENVIRONMENT SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2007	2006

Revenues	$587,980	$669,738

Cost of Goods Sold	87,374	109,726

Gross Profit	500,606	560,012

Operating Expenses
Selling, general and administrative	73,896	79,797

Income before other Income and (Expenses)	426,710	480,215

Other Income and (Expenses)	35,443	(13,592)

Income Before Income Taxes	462,153	466,623

Provision for Income Taxes	-	94,501

Net Income from operations	$462,153	$372,122

Net loss from discontinued operations, net of tax effects of $0	(3,673)	-

Net income	$458,480	$372,122

Basic and diluted income (loss) per share
Continuing operations	$0.05	$0.01
Discontinued operations	$(0.00)	$-

Weighted average number of common shares outstanding	9,955,186	46,632,222

The accompanying notes are an integral part of these condensed consolidated financial statements

EASTERN ENVIRONMENT SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31,

	2007	2006
Cash Flows From Operating Activities:
Net income	$458,480	$372,122
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	64,975	70,548
Common stock issued for consulting services	19,500	-

Changes in operating assets and liabilities:
Accounts receivable	48,395	155,467
Inventory	(20,903)	10,297
Other receivable	(151,529)	588,939
Advances to suppliers	21,366	(129,445)
Accounts payable	(45,148)	60,747
Taxes payable	(43,515)	91,030
Accrued expenses and other payables	8,520	9,538

Cash provided by continuing activities	360,141	1,229,243
Cash provided by discontinued activities	8,425	-

Net cash provided by operating activities	368,566	1,229,243

Cash Flows From Investing Activities:
Purchase of property and equipment	(2,430)	(3,179)
(Additions) reduction to construction in process	(270,351)	(258,506)
Loan to affiliated parties	-	(530,165)

Net cash (used in) investing activities	(272,781)	(791,850)

Cash Flows From Financing Activities
Reduction in long term debt	(241,648)	(241,648)
Repayment on related party loan	-	(324,032)

Cash (used in) financing activities	(241,648)	(565,680)
Cash (used in) discontinuing activities	(4,752)	-

Net cash (used in) financing activities	(246,400)	(565,680)

Effect of exchange rate changes on cash and cash equivalents	57,713	41,371

Decrease in cash and cash equivalents	(92,902)	(86,916)

Cash and Cash Equivalents - Beginning of period	1,230,064	821,141

Cash and Cash Equivalents - End of period	$1,137,162	$734,225

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Interest expense	$65,687	$14,343
Income taxes	$-	$-

Non-Cash Investing and Financing Activities:

Common stock issued for consulting services	$19,500	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

EASTERN ENVIRONMENT SOLUTIONS, CORP
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

NOTE 1. BASIS OF PRESENTATION AND ORGANIZATION

Eastern Environment Solutions, Corp. (“the Company” or “EESC”) was incorporated under the laws of the State of Nevada and formerly known as USIP.COM, Inc. (“USIP”).

The Company operates its business primarily through its wholly-owned subsidiary Harbin Yifeng Eco-Environment Co., Ltd. (“ Harbin Yifeng”), a corporation organized and existing under the laws of the People’s Republic of China (“PRC”). Harbin Yifeng is an environmental engineering company in the PRC that specializes in providing non-hazardous municipal solid waste processing and disposal services in the northeast regions of China.

The Company’s condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). In the opinion of management, the accompanying balance sheets and related interim statements of income and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Company’s 2006 Form 10-KSB.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

EASTERN ENVIRONMENT SOLUTIONS, CORP
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries, Harbin Yifeng and Harbin Yifeng’s wholly owned subsidiary, Harbin Yifeng Zhiye Management Co., Ltd. (“Yifeng Zhiye”), as well as discontinued operations of Datone, Inc. and NB Telecom, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

CONCENTRATIONS OF CREDIT RISK

The primary operations of the Company are now located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, in addition to the general state of the PRC economy. The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments legal environments and foreign currency exchange.

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

EASTERN ENVIRONMENT SOLUTIONS, CORP
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. This standard did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

EASTERN ENVIRONMENT SOLUTIONS, CORP
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Quantifying Misstatements.” SAB 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial position and results of operations.

NOTE 3. PROPERTY AND EQUIPMENT, NET

Property and equipment at March 31, 2007 consist of the following:

Machinery & Equipment	$783,968
Vehicles	219,331
Landfills	1,847,800
Subtotal	2,851,099
Less: Accumulated Depreciation	(524,559)
Construction in progress	2,936,944

Total Property and equipment, net	$5,263,484

EASTERN ENVIRONMENT SOLUTIONS, CORP
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

NOTE 3. PROPERTY AND EQUIPMENT, NET (Continued)

Depreciation expense for the three months ended March 31, 2007 and 2006 was $ 64,975 and $70,548, respectively.

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

NOTE 4. RELATED PARTY TRANSACTIONS

The Company has loans receivable in the amount of $693,218 from two affiliates, Harbin Tianli Real Estate Co., Ltd. and Harbin Dongbao Property Management Co., Ltd., which are both owned by one of the Company’s major shareholders. The loan to Harbin Tianli Real Estate Co., Ltd. in the amount of $647,400 bears interest rate of 5.22%. The Company received $33,637 in interest payments for this loan for the period and the principle amount was repaid in April 2007. The loan to Harbin Dongbo Property Management Co., Ltd. in the amount of $45,818 is unsecured and interest free. The entire amount of this outstanding loan was also repaid in April 2007.

NOTE 5. BANK LOAN PAYABLE

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

Maturities of the long-term debt as of March 31 are as follows:

Year
2008	$966,592
2009	966,592
2010	724,944

Total	$2,658,128

EASTERN ENVIRONMENT SOLUTIONS, CORP
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

NOTE 6. STOCKHOLDERS' EQUITY

On January 10, 2007, the Company issued 650,000 shares of its common stock for consulting services provided to the Company for $19,500 representing the fair value of the shares at the date of grant.

The Company has 10,020,186 shares of common stock issued and outstanding as of March 31, 2007.

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

Item 2. Management’s Discussion and Analysis

Forward looking statements

The following is a discussion and analysis of the results of operations of Eastern Environment Solutions, Corp. (the "Company") and should be read in conjunction with our financial statements and related notes contained in this Form 10-QSB. This Form 10-QSB contains forward looking statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may", "will", "expect", "anticipate", "estimate", "believe", "continue", or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operation or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are unable to accurately predict or control. Those events as well as any cautionary language in this Form 10-QSB provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in this Form 10-QSB could have a material adverse effect on our business, operating results and financial condition. Actual results may differ materially from current expectations.

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

On August 30, 2000 we incorporated Datone, Inc. as a Delaware company. Datone, Inc. is a wholly owned subsidiary. All the revenue generating assets and related expenses that we received from the Datone Communications Merger were subsequently moved, via an intercompany transfer, from us into Datone, Inc. Datone, Inc., was capitalized with $1,017. All of the Datone, Inc., shares were conveyed to us. On October 1, 2000 we merged Cointel into Datone, Inc. by way of an intercompany transaction.

Both Datone Inc. and NB will be spun off from the Company pursuant to a Stock Purchase Agreement dated August 24, 2006. The Company will thereafter be solely in the business of providing non-hazardous MSW processing and disposal services and environmental engineering consulting services.

Results of Operations

The following table sets forth our statements of operations for the three months ended March 31, 2007 and 2006:

	The Three Months Ended March 31,
	2007 ($)	2006 ($)
Revenue	587,980	669,738
Costs of goods sold	87,374	109,726
Gross profit	500,606	560,012
Selling, general and administrative costs	73,896	79,797
Income before other Income and (Expenses)	426,710	480,215
Other Income and (Expenses)	35,443	-13,592
Income before income taxes	462,153	466,623
Provision for income taxes	0	94,501
Net income	462,153	372,122
Net loss from discontinued operations, net of tax effects of $0	(3,673)	0
Net income	$458,480	$372,122

Revenue

Revenue for the three months ended March 31, 2007 was $587,980, a decrease of $81,758 or 12%, from revenue of $669,738 for the comparable period in 2006. The decrease in revenue was primarily attributable to Yifeng not having fully realized the potential of its client base in the provision of environment engineering consulting services for the first quarter by its subsidiary, Zhiye. Yifeng intends to aggressively market and expand its client base.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2007 was $87,374, a decrease of $22,352, or 20%, from $109,726 for the comparable period in 2006. The decrease in cost of revenue was primarily due to Yifeng not having fully realized the potential of its client base in the provision of environment engineering consulting services the first quarter by its subsidiary, Zhiye. The cost of revenue was correspondingly lower.

Gross Profit

Gross profit for the three months ended March 31, 2007 was $500,606, a decrease of $59,406 or 10%, from $560,012 for the comparable period of 2006. Our gross profit margin for the three months ended March 31, 2007 was 85% as compared with 84% for the three months ended March 31, 2006. The decrease in our gross profit is primarily due to Yifeng not having fully realized the potential of its client base in the provision of environment engineering consulting services the first quarter by its subsidiary, Zhiye.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $73,896 for the three months ended March 31, 2007, a decrease of $5,901 from $79,797 for the comparable period in 2006. The decrease was principally due to a decrease in Zhiye’s business travel expenses by 98% as compared for the same period last year.

Other Income

Other income were $35,443 and ($13,592) for the three months ended March 31, 2007 and 2006, respectively and the increase of $49,035 or 361% is principally attributable to loan interest that was paid by Harbin Tian Li Real Estate Co.

Income Taxes

Provision for income taxes was zero for the three months ended March 31, 2007 a decrease of $94,501 as compared to the same period in 2006. We are a company incorporated in the State of Nevada and conduct substantially all our operations through our PRC operating company. Although we are subject to United States taxation, we do not anticipate incurring significant United States income tax liability for the foreseeable future because:

•	we did not conduct any material business or maintain any branch office in the United States for the three month period ended March 31, 2007,

•	the earnings generated from our non-U.S. operating companies are generally eligible for a deferral from United States taxation until such earnings are repatriated to the United States, and

•
we believe that we will not generate any significant amount of income inclusions under the income imputation rules applicable to a United States company that owns "controlled foreign corporations" for United States federal income tax purposes.

 Therefore, no provision for U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of our company has been made.

Yifeng and Zhiye are both incorporated in the PRC. They are governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are normally subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax) on its taxable income. Upon the acquisition of Yifeng by American Eco-Environment Corporation (“AEEC”), Yifeng applied to be treated as a Wholly Foreign Owned Enterprise (“WFOE”). In accordance with the relevant income tax laws, the profits of WFOEs are fully exempted from income tax for two years, from their first profit-making calendar year of operations after offsetting accumulated taxable losses, followed by a 50% income tax reduction for the next three calendar years (the “Tax Holiday”) thereafter.

Yifeng was granted the status of WFOE in the third quarter of 2006 upon the completion of the reverse merger with the Company (formerly known as USIP.Com, Inc.). Yifeng was granted a choice of starting the Tax Holiday immediately or the next calendar year. Yifeng elected for the Tax Holiday to commence in January 2007. Its two-year tax exemption period will be from January 1, 2007 to December 31, 2008 and the three-year income tax reduction period will be from January 1, 2009 to December 31, 2011.

Zhiye, Yifeng’s subsidiary, is entitled to be exempted from the income tax and value-added tax for three years from August 2004 because Zhiye has hired employees that have formerly served with the national army and the state grants tax benefits for such employers.

Net Income

Net income for the three months ended March 31, 2007 was $458,480, an increase of $86,358 from $372,122 for the comparable period in 2006. The increase in our revenue was attributable to the increased quantity of MSW disposed of during the period and accordingly, an increase in MSW-generated revenue.

Liquidity and Capital Resources

We finance our operation and meet capital expenditure requirements primarily through bank loans and operating income. We received a long-term loan of RMB40 million (approximately $5 million) from China Industrial and Commercial Bank on November 18, 2004 for our landfill site construction. The loan was secured by our building. The loan has a term of sixty months maturing on November 15, 2009. The annual interest rate of the first year of the loan is 7.605%. The annual interest rates for the following years are adjusted based on the bank’s official rates at that time. In addition to paying the quarterly interest, the Company is also required to make $241,648 in principal repayments every quarter. In 2006, principal repayments in the amount of $966,592 were made. The principal repayments for the three months ended March 31, 2007 amounted to $241,648. The balance of the bank loan as of March 31, 2007 was $2,658,128

Cash and Cash Equivalent

Our cash and cash equivalent were $1,137,162 at the beginning of the three months ended March 31, 2007 and decreased to $92,902 by the end of the said quarter due to repayments of loan installments and interest to the bank and project expense.

Net cash provided by operating activities

Net cash provided by our operating activities was $368,566 for the three months ended March 31, 2007, a decrease of $860,677 or 70% from $1,229,243 for the same period in 2006. The decrease was primarily attributed to the fact that other receivable of $588,939 was collected in the first quarter of 2006 while other receivable increased in the amount of $151,529 for the first quarter of 2007.

Net cash used in investing activities

Net cash used in investing activities decreased $519,069 for the three months ended March 31, 2007, from $791,850 for the same period in 2006. The decrease was due to the Company not lending funds to affiliated companies for the three months ended March 31, 2007.

Net cash used in financing activities

Net cash used in financing activities decreased $319,280 for the three months ended March 31, 2007, from $565,680 for the same period in 2006. The decrease was due to the repayment of a related party loan in the amount of $324,032.

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

Concentrations of Credit Risks

 The primary operations of the Company are now located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, in addition to the general state of the PRC economy. The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments legal environments and foreign currency exchange.

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

Accounts Receivables

Accounts receivables are stated at net realizable value. Any allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. A considerate amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging analysis. Based on this assessment, the Company considers all its accounts receivables fully collectible and no allowance for doubtful accounts was provided for the three months ended March 31, 2007 and 2006.

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

Item 3. Controls and Procedure

(a)  Disclosure Controls and Procedures.

 Mr. Yun Wang, our Chief Executive Officer and Mr. Jianhua Sun, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the first three months of 2007. Based on that evaluation, our officers concluded that our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Such limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures, such as simple errors or mistakes or intentional circumvention of the established process.

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

Eastern Environment Solutions, Corp. (Registrant)

Dated: May 15, 2007	/s/ Yun Wang
Yun Wang
Chief Executive Officer