Form 10QSB
period 2007-06-30
Eastern Environment Solutions Corp.
filed 2007-08-14
CIK 1119721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,620,185 shares of Common Stock, $.0001 par value, were outstanding as of August 8, 2007

Transitional Small Business Disclosure Format (check one); Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EASTERN ENVIRONMENT SOLUTIONS, CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 & 2006
(UNAUDITED)

TABLE OF CONTENTS
Page(s)
Condensed Consolidated Balance Sheet as of June 30, 2007 (Unaudited)	1

Condensed Consolidated Statements of Income for the Six Months
And Three Months Ended June 30, 2007 and 2006 (Unaudited)	2
Condensed Consolidated Statements of Cash Flows for the Six Months
Ended June 30, 2007 and 2006 (Unaudited)	3
Notes to Condensed Consolidated Financial Statements (Unaudited)	4-9

EASTERN ENVIRONMENT SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
JUNE 30, 2007

ASSETS

Current assets:
Cash and cash equivalents	$1,378,652
Accounts receivable	976,577
Inventory	33,566
Other receivables	54,219
Total Current Assets	2,443,014

Property and equipment, net of accumulated depreciation	5,486,803

Other assets:
Advances to suppliers	3,241,670

Total Assets	$11,171,487

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Loan payable - current portion	$966,592
Accounts payable	20,500
Taxes payable	153
Accrued expenses and other payables	44,870
Total Current Liabilities	1,032,115

Long-term liabilities:
Loan payable - net of current portion	1,449,888

Total Liabilities	2,482,003

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.0001 par value, 100,000,000 shares authorized;
10,120,186 shares issued and outstanding at June 30, 2007	1,012
Additional paid-in-capital	3,026,796
Accumulated other comprehensive income	719,499
Statutory reserves	186,156
Retained earnings	4,756,021
Total Stockholders' Equity	8,689,484

Total Liabilities and Stockholders' Equity	$11,171,487

The accompanying notes are an integral part of these condensed consolidated financial statements

EASTERN ENVIRONMENT SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the six and three months ended June 30, 2007 and 2006

	Six-Months Ended		Three-Months Ended

	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$1,165,505	$1,836,792	$577,470	$1,168,313

Cost of Sales	174,938	234,705	94,356	125,009

Gross Profit	990,567	1,602,087	483,114	1,043,304

Operating Expenses
Selling, general and administrative	154,339	140,518	80,805	62,205

Operating income	836,228	1,461,569	402,309	981,099

Other Income (Expenses)	40,821	(25,034)	11,080	(10,612)

Income Before Income Taxes	877,049	1,436,535	413,389	970,487

Provision for Income Taxes	-	343,628	-	249,529

Net Income from continuing operations	877,049	1,092,907	413,389	720,958

Discontinued operations
(Loss) from discontinued operations	(61,900)		(58,061)
Gain on disposal	259,333	-	259,333	-

Net income (loss) from discontinued operations	197,433		201,272

Net Income	1,074,482	1,092,907	614,661	720,958

Basic and diluted income (loss) per common share
Continuing operations	$0.09	$3.64	$0.04	$2.40
Discontinued operations	$0.02	$-	$0.02	$-

Weighted average number of common shares outstanding	10,012,483	300,601	10,076,229	300,601

The accompanying notes are an integral part of these condensed consolidated financial statements

EASTERN ENVIRONMENT SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30,

	2007	2006
Cash Flows From Operating Activities:
Continuing Operations:
Net income from continuing operations	$877,049	$1,092,907
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	122,125	143,388
Amortization of stock compensation	5,611	-
Amortization of consulting expenses	19,500	-

Changes in operating assets and liabilities:
Accounts receivable	(533,929)	(25,111)
Inventory	(21,718)	10,998
Other receivable	(48,828)	19,691
Advances to suppliers	(28,854)	(40,109)
Accounts payable	(64,275)	44,445
Taxes payable	(43,530)	343,127
unearned revenue	-	1,157
Accrued expenses and other payables	11,240	(7,228)

Net Cash provided by continuing activities	294,391	490,358

Discontinued operations:
Net loss from discontinued operations	197,433	-
Adjustments to reconcile net cash (used in) discontinued operations	(218,229)	-

Net cash used in discontinued operations	(20,796)	-

Net cash provided by operating activities	273,595	490,358

Cash Flows From Investing Activities:
Purchase of property and equipment	(144,992)	-
(Additions) reduction to construction in process	(378,241)	(499,995)
Collections on loan to related parties	686,032	-

Cash provided by (used in) investing activities	162,798	(499,995)
Cash provided by discontinued activities	26,842	-

Net cash provided by (used in) investing activities	189,640	(499,995)

Cash Flows From Financing Activities
Reduction in long term debt	(483,296)	(483,296)
Repayment of notes payable	-	(324,032)

Cash (used in) financing activities	(483,296)	(807,328)
Cash (used in) discontinued activities	(6,046)	-

Net cash (used in) financing activities	(489,342)	(807,328)

Effect of exchange rate changes on cash and cash equivalents	174,694	50,156

Increase in cash and cash equivalents	148,588	32,698

Cash and Cash Equivalents - Beginning of period	1,230,064	821,141

Cash and Cash Equivalents - End of period	$1,378,652	$1,147,239

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Interest expense	$65,687	$25,776
Income taxes	$44,628	$-

Non-Cash Investing and Financing Activities:

Common stock issued for incentive stock options	$101,000	$-

Common stock issued for consulting services	$19,500	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

EASTERN ENVIRONMENT SOLUTIONS, CORP
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

NOTE 1. BASIS OF PRESENTATION AND ORGANIZATION

Eastern Environment Solutions, Corp. (“the Company” or “EESC”) was incorporated under the laws of the State of Nevada and formerly known as USIP.COM, Inc. (“USIP”).

The Company operates its business primarily through its wholly-owned subsidiary Harbin Yifeng Eco-Environment Co., Ltd. (“Harbin Yifeng”), a corporation organized and existing under the laws of the People’s Republic of China (“PRC”). Harbin Yifeng is a Chinese waste management company in the PRC that specializes in providing non-hazardous municipal solid waste processing and disposal services in the northeast regions of China.

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

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Company’s 2007 Form 10-KSB.

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

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries, Harbin Yifeng and Harbin Yifeng’s wholly owned subsidiary, Harbin Yifeng Zhiye Management Co., Ltd. (“Yifeng Zhiye”). All significant inter-company transactions and balances have been eliminated in consolidation.

EASTERN ENVIRONMENT SOLUTIONS, CORP
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

STOCK-BASED COMPENSATION

The Company records stock based compensation expense pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No 123R, “Share-based Payments”, which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No. 123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Deferred stock compensation represents shares issued to employees that will be vested over a certain service period. Deferred stock compensation is included in additional paid-in capital as an offset to equity.

EASTERN ENVIRONMENT SOLUTIONS, CORP
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “ Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ”.  The fair value of the shares issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

NEW ACCOUNTING PRONOUNCEMENTS

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

EASTERN ENVIRONMENT SOLUTIONS, CORP
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (Continued)

NOTE 3. PROPERTY AND EQUIPMENT, NET

Property and equipment at June 30, 2007 consist of the following:

Machinery & Equipment	$825,619
Vehicles	361,857
Landfills	1,847,800
Subtotal	3,035,276
Less: Accumulated Depreciation	(593,307)
Construction in progress	3,044,834

Total Property and equipment, net	$5,486,803

Depreciation expense for the six months ended June 30, 2007 and 2006 was $122,125 and $143,388, respectively.

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

NOTE 4. BANK LOAN PAYABLE

On November 18, 2004, the Company received a long-term loan from Industrial and Commercial Bank of China, Harbin Branch in the amount of $4,832,960, secured by the Company’s building. The loan is for a 5-year term, maturing November 15, 2009. Pursuant to the loan agreement, the interest rate for the first year was set at 7.605%. Starting from the second year and thereafter, the rate become adjustable based on the change of the official rates at the time. In addition to paying the quarterly interest, the Company is also required to make $241,648 pre-determined principal repayments every quarter.

EASTERN ENVIRONMENT SOLUTIONS, CORP
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (Continued)

NOTE 4. BANK LOAN PAYABLE (Continued)

Maturities of the long-term debt as of June 30 are as follows:

Year
2008	$966,592
2009	966,592
2010	483,296
Total	$2,416,480

NOTE 5. STOCKHOLDERS' EQUITY

On January 10, 2007, the Company issued 650,000 shares of its common stock for consulting services provided to the Company for $19,500, representing the fair value of the shares at the date of grant.

On May 2, 2007 the Company issued 100,000 shares of its common stock as full compensation to three employees. An amount of $101,000 represents the aggregate fair value of the shares.

The Company has 10,120,186 shares of common stock issued and outstanding as of June 31, 2007.

NOTE 6. STOCK-BASED COMPENSATION

In May 2007, the Board of Directors of the Company adopted and approved the 2007 Employee Incentive Stock Option Plan (the “Plan”), which authorized the issuance of up to 2,000,000 shares of common stock under the Plan. Subject to the terms and provisions of the Plan, the Board of Directors, at any time and from time to time, may grant shares of stock to eligible persons in such amounts and upon such terms and conditions as the Board of Directors shall determine.

The Company granted 100,000 shares to three employees as of June 30, 2007 under the Plan with a weighted average grant price of $1.01.

EASTERN ENVIRONMENT SOLUTIONS, CORP
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (Continued)

NOTE 6. STOCK-BASED COMPENSATION (Continued)

A summary of the status of the Company’s deferred stock compensation under the Plan as of June 30, 2007, and changes for the period ended June 30, 2007, is presented below:

Deferred stock compensation as of January 1, 2007	$-
Deferred stock compensation granted	101,000
Compensation expenses debited to statement of operations
with a credit to additional paid-in capital	(5,611)

Deferred stock compensation as of June 30, 2007	$95,389

NOTE 7. DISCONTINUED OPERATIONS

On June 27, 2007, the Company spun off its two wholly-owned Subsidiaries, Datone, Inc. and NB Telecom, Inc. to a Trust account for the benefits of those shareholders on record as of August 24, 2006 (“Shareholders”). The financial statements for the period ended June 30, 2007 include reclassifications of the operations of the Company to reflect the disposal of the subsidiaries below the line as discontinued operations in accordance with the provisions of FASB 144, “ Accounting for the Impairment or Disposal of Long-Lived Assets”. There was a one-time $259,333 of gain on disposal recognized in the Statement of Operations for the six months and three months ended June 30, 2007 as a result of this disposition.

NOTE 8. COMMITMENTS AND CONTINGENCIES

On June 13, 2007, the company filed a Form 8-K with SEC, announced that in accordance with the PRC National Environment Protection Bureau’s request in relation to landfills and adjustments to their peripheral inhabitants’ well-being, the Harbin municipal government city administrative bureau is carrying out certain adjustments to the original landfill plans of our subsidiary, Harbin Yifeng Eco-environment Co. Ltd. (“Harbin Yifeng”).  Such adjustments will result in the relocation of some peripheral inhabitants of the landfill and its waste water disposal plant. The costs of such adjustments will be borne by the Harbin municipal government city administrative bureau.  These measures will disrupt Harbin Yifeng’s normal operations.  After careful consideration, our Board of Directors has decided to temporarily suspend Harbin Yifeng’s operations effective June 13, 2007, for an estimated period of 9 months (the “Suspension Period”) while these measures are being carried out. However, Harbin Yifeng will still be collecting the minimum fixed fees for the Suspension Period as per the “Special Permission Operation Rights Contract”, which Harbin Yifeng had signed with the Harbin municipal government city administrative bureau on September 1, 2003. The bureau will compensate and pay Harbin Yifeng a sum equivalent to the fee for disposing 800 tons of waste per day during the Suspension Period.

Item 2. Management’s Discussion and Analysis

Forward looking statements

The following is a discussion and analysis of our results of operations and should be read in conjunction with our financial statements and related notes contained in this Form 10-QSB. This Form 10-QSB contains forward looking statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may", "will", "expect", "anticipate", "estimate", "believe", "continue", or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operation or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are unable to accurately predict or control. Those events as well as any cautionary language in this Form 10-QSB provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in this Form 10-QSB could have a material adverse effect on our business, operating results and financial condition. Actual results may differ materially from current expectations.

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

Yifeng was incorporated in the PRC in 2003, which is the first privately-owned environmental engineering firm providing non-hazardous MSW processing and disposal services and environmental engineering consulting services (provided through its wholly-owned subsidiary, Zhiye) in the northeast regions of the PRC. We currently have only one landfill site for non-hazardous MSW processing and disposal services are conducted under a Build-Operate-Transfer (“BOT”) Contract with the Harbin Municipal Urban Administrative Bureau (“HMUAB”) for a 17-year term. HMUAB is presently its only customer for MSW disposal. It transports the MSW it collects from Harbin for processing. Yifeng’s current production capacity is 1,200 tons of MSW per day, approximately 34% of the total MSW in Harbin. The municipal government levies fees for the disposal of waste by residential, commercial and industrial producers as part of their general taxes. However, in recent years, there has been a move in several cities to introduce direct waste fees levied against the producer of such waste. We believe that MSW disposal fees in the PRC will increase, as the national government has been trying to improve waste management to keep pace with the economic growth and rapid urbanization of the PRC.

Recent Developments

On June 15, 2007, we filed a Current Report on Form 8-K with the Securities and Exchange Commission to report that, in accordance with the PRC National Environment Protection Bureau’s request in relation to landfills and adjustments to their peripheral inhabitants’ well-being, the Harbin municipal government city administrative bureau was carrying out certain adjustments to the original landfill plans of our subsidiary, Yifeng.  Such adjustments would result in the relocation of some peripheral inhabitants of the landfill and Yifeng’s waste water disposal plant. The costs of such adjustments will be borne by the Harbin municipal government city administrative bureau.  These measures would disrupt Yifeng’s normal operations.  After careful consideration, our Board of Directors decided to temporarily suspend Yifeng’s operations effective June 13, 2007, for an estimated period of nine (9) months (the “Suspension Period”) while these measures are being carried out. However, Yifeng would still be collecting the minimum fixed fees for the Suspension Period as per the “Special Permission Operation Rights Contract”, which Yifeng had signed with the Harbin municipal government city administrative bureau on September 1, 2003. The bureau will compensate and pay Yifeng a sum equivalent to the fee for disposing 800 tons of waste per day during the Suspension Period.

Spin-Off

On January 31, 2000 Datone Communications, Inc., a New York corporation and an independent payphone provider merged with us. All of the Datone Communications, Inc. shares were retired and Datone Communications, Inc. shareholders received 268,388 restricted shares of our common stock. On April 29, 2000, we purchased all the shares of NB Payphones, Ltd., ("NB"), the owner of 466 payphones in Pennsylvania and Cointel Leasing, Inc. ("Cointel"), the owner of 45 payphones in Syracuse, New York, from Riviera Bay Holding Trust, a Gibraltar Trust, for 8,750,000 restricted shares of our common stock. NB is a wholly owned subsidiary.

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

In connection with the reverse merger transaction on September 6, 2006, pursuant to which we acquired all of the outstanding stock of American Eco-Environment Corporation, the former holders of a majority of our outstanding shares agreed to take the steps necessary to effect a dividend of the shares of our subsidiaries (“Shares”), NB Telecom, Inc. and Datone, Inc. (the “Subsidiaries”) to our shareholders (the “Spinoff”) by November 15, 2006.  The Spinoff has, to date, not been fully completed.

Because the Spinoff had not yet occurred, on June 27, 2007, we entered into two trust agreements with Carl Worboys (“Trustee”) to transfer our shares in the Subsidiaries, to the Trustee to hold such shares for the benefit of our shareholders as of August 24, 2006 (“Shareholders”) until all the requirements for the Spinoff have been fulfilled.

During the period the Shares are held in trust, no transfer, sale, conveyance, assignment or any encumbrance whatsoever of the Shares by the Trustee shall be made without the written consent of all the Shareholders and all voting and ownership rights respecting the Shares shall remain with the Shareholders and the Trustee shall hold the Shares beneficially for the benefit of the Shareholders. Further, when the Trustee is notified in writing by an authorized officer of the Subsidiaries, and has independently verified that all requirements for distribution of the Shares have been fulfilled, in particular, when the Subsidiaries have received a Notice of Effectiveness of its registration statement, the Trustee shall deliver the shares to Holladay Stock Transfer, Inc., located in Scottsdale, Arizona for distribution to the Shareholders. Thereafter, all responsibilities of the Trustee under the trust agreements shall cease. A Notice of Effectiveness with respect to the registration statement on Form SB-2 for NB Telecom, Inc. was filed on July 19, 2007.

Because NB Telcom, Inc. and Datone, Inc. were our Subsidiaries for the most part of the quarter ended June 30, 2007, we have included the accounts of these two Subsidiaries in our condensed consolidated financial statements.

Results of Operations

The following table sets forth our statements of operations for the six months ended June 30, 2007 and 2006 and the three months ended June 30, 2007 and 2006:

	Six-Month Ended		Three-Month Ended

	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$1,165,505	$1,836,792	$577,470	$1,168,313

Cost of Sales	174,938	234,705	94,356	125,009

Gross Profit	990,567	1,602,087	483,114	1,043,304

Operating Expenses
Selling, general and administrative	154,339	140,518	80,805	62,205

Operating income	836,228	1,461,569	402,309	981,099

Other Income (Expenses)	40,821	(25,034)	11,080	(10,612)

Income Before Income Taxes	877,049	1,436,535	413,389	970,487

Provision for Income Taxes	-	343,628	-	249,529

Net Income from operations	877,049	1,092,907	413,389	720,958

Discontinued operations
(Loss) from discontinued operations	(61,9900)		(58,061)
Gain on disposal	259,333	-	259,333	-

Net income (loss) from discontinued operations	197,433		201,272

Net Income	1,074,382	1,092,907	614,661	720,958

THE SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006

Revenue

Revenue for the six months ended June 30, 2007 was $1,165,505, a decrease of $671,287 or 36%, from revenue of $1,836,792 for the comparable period in 2006. The decrease in revenue was primarily attributable to Yifeng not having fully realized the potential of its client base in the provision of environment engineering consulting services for the first and second quarters by its subsidiary, Zhiye. Despite its efforts to aggressively market its services to new clients, Yifeng was unable to procure new customers for Zhiye during this period. Yifeng plans to re-assess its marketing strategy in light of current market conditions and will continue to aggressively market and expand its client base.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2007 was $174,938, a decrease of $59,767, or 25%, from $234,705 for the comparable period in 2006. The decrease in cost of revenue was primarily due to Yifeng not having fully realized the potential of its client base in the provision of environment engineering consulting services the first and second quarters by its subsidiary, Zhiye. Because revenue was less, the cost of revenue was correspondingly lower.

Gross Profit

Gross profit for the six months ended June 30, 2007 was $990,567, a decrease of $611,520 or 38%, from $1,602,087 for the comparable period of 2006. Our gross profit margin for the six months ended June 30, 2007 was 85% as compared with 87% for the six months ended June 30, 2006. The decrease in our gross profit is primarily due to Yifeng not having fully realized the potential of its client base in the provision of environment engineering consulting services the first and second quarters by its subsidiary, Zhiye.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $154,339 for the six months ended June 30, 2007, an increase of $13,821 or 9.8% from $140,518 for the comparable period in 2006. The increase was principally due to increased legal expenses.

Other Income

Other income were $40,821 and ($25,034) for the six months ended June 30, 2007 and 2006, respectively and the increase of $65,855 or 263% is principally attributable to loan interest that was paid by Harbin Tian Li Real Estate Co. We received $28,458 in interest payments for this loan for the six months ended June 30, 2007 and the principal amount of the loan was repaid in its entirety in April 2007.

Income Taxes

Provision for income taxes was zero for the six months ended June 30, 2007 a decrease of $343,628 as compared to the same period in 2006. We are a company incorporated in the State of Nevada and conduct substantially all our operations through our PRC operating company. Although we are subject to United States taxation, we do not anticipate incurring significant United States income tax liability for the foreseeable future because:

•	we did not conduct any material business or maintain any branch office in the United States for the six-month period ended June 30, 2007,

•	the earnings generated from our non-U.S. operating companies are generally eligible for a deferral from United States taxation until such earnings are repatriated to the United States, and

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

Yifeng was granted the status of WFOE in the third quarter of 2006 upon the completion of the reverse merger with us (we were formerly known as USIP.Com, Inc.). Yifeng was granted a choice of starting the Tax Holiday immediately or the next calendar year. Yifeng elected for the Tax Holiday to commence in January 2007. Its two-year tax exemption period will be from January 1, 2007 to December 31, 2008 and the three-year income tax reduction period will be from January 1, 2009 to December 31, 2011.

Zhiye, Yifeng’s subsidiary, is entitled to be exempted from the income tax and value-added tax for three years from August 2004 because Zhiye has hired employees that have formerly served with the national army and the state grants tax benefits for such employers.

Net Income

Net income for the six months ended June 30, 2007 was $1,074,482 a decrease of $18,425 or 1.7% from $1,092,907 for the comparable period in 2006. The decrease was primarily attributable to Yifeng not having fully realized the potential of its client base in the provision of environment engineering consulting services for the first and second quarters by its subsidiary, Zhiye. Yifeng intends to aggressively market and expand its client base. The decease in net income is also attributable to the divestment of our subsidiaries, NB Telcom, Inc. and Datone, Inc.

THE THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006

Revenue

Revenue for the three months ended June 30, 2007 was $577,470, a decrease of $590,843 or 50%, from revenue of $1,168,313 for the comparable period in 2006. The decrease in revenue was primarily attributable to Yifeng not having fully realized the potential of its client base in the provision of environment engineering consulting services for the second quarter by its subsidiary, Zhiye. Despite its efforts to aggressively market its services to new clients, Yifeng was unable to procure new customers for Zhiye during this period. Yifeng plans to re-assess its marketing strategy in light of current market conditions and will continue to aggressively market and expand its client base.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2007 was $94,355, a decrease of $30,653 or 24%, from $125,009 for the comparable period in 2006. The decrease in cost of revenue was primarily due to Yifeng not having fully realized the potential of its client base in the provision of environment engineering consulting services the second quarter by its subsidiary, Zhiye. Because revenue was less, the cost of revenue was correspondingly lower.

Gross Profit

Gross profit for the three months ended June 30, 2007 was $483,114, a decrease of $560,190 or 53%, from $1,043,304 for the comparable period of 2006. Our gross profit margin for the three months ended June 30, 2007 was 84% as compared with 89% for the three months ended June 30, 2006. The decrease in our gross profit is primarily due to Yifeng not having fully realized the potential of its client base in the provision of environment engineering consulting services during the second quarter by its subsidiary, Zhiye.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $80,805 for the three months ended June 30, 2007, an increase of $18,600 or 29.9% from $62,205 for the comparable period in 2006. The increase was principally due to our increased legal expenses.

Other Income

Other income were $11,080 and ($10,612) for the three months ended June 30, 2007 and 2006, respectively and the increase of $21,692 or 204% is principally attributable to loan interest that was paid by Harbin Tian Li Real Estate Co. We received $28,458 in interest payments for this loan for the quarter ended June 30, 2007 and the principal amount of the loan was repaid in its entirety in April 2007.

Net Income

Net income for the three months ended June 30, 2007 was $614,661, a decrease of $106,297 from $720,958 or 14.7% for the comparable period in 2006. The decrease was due to Yifeng not having fully realized the potential of its client base in the provision of environment engineering consulting services for the second quarter by its subsidiary, Zhiye. Yifeng intends to aggressively market and expand its client base.

Liquidity and Capital Resources

We finance our operation and meet capital expenditure requirements primarily through bank loans and operating income. We received a long-term loan of RMB40 million (approximately $5 million) from China Industrial and Commercial Bank on November 18, 2004 for our landfill site construction. The loan was secured by our building. The loan has a term of sixty months maturing on November 15, 2009. The annual interest rate of the first year of the loan is 7.605%. The annual interest rates for the following years are adjusted based on the bank’s official rates at that time. In addition to paying the quarterly interest, we are also required to make $241,648 in principal repayments every quarter. In 2006, principal repayments in the amount of $966,592 were made. The principal repayments for the three months ended June 30, 2007 amounted to $241,648. The balance of the bank loan as of June 30, 2007 was $2,416,480.

Cash and Cash Equivalent

Our cash and cash equivalent were $1,230,064 at the beginning of the six months ended June 30, 2007 and increased by $148,588 to $1,378,652 by the end of such period due to the repayment of the loan by Harbin Tian Li Real Estate Co.

Net cash provided by operating activities

Net cash provided by our operating activities was $294,391 for the six months ended June 30, 2007, a decrease of $195,967 or 39.96% from $490,358 for the same period in 2006. The decrease was primarily attributed to the lower income generated from our continuing operations during the quarter ended June 30, 2007.

Net cash provided by (used in) investing activities

 Our investing activities provided $189,640 for the six months ended June 30, 2007, compared with a net cash used in the investing actitivities of $499,995 for the six months ended June 30, 2007. The increase was attributable to our collection in full of the loan to Harbin Tian Li Real Estate Copany.

Net cash used in financing activities

Net cash used in financing activities decreased $317,986 or 39% to $489,342 for the six months ended June 30, 2007 from $807,328 for the same period in 2006. The decrease was due to the repayment of a related party loan in the amount of $324,032.

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

Concentrations of Credit Risks

 Our primary operations are now located in the PRC. Accordingly, our business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, in addition to the general state of the PRC economy. Our operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments legal environments and foreign currency exchange.

Our results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Cash and Cash Equivalents

We consider all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents for purposes of classification in the balance sheets and statement of cash flows. Cash and cash equivalents consists of cash in bank and cash on hand.

Accounts Receivables

Accounts receivables are stated at net realizable value. Any allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. A considerate amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging analysis. Based on this assessment, we consider all our accounts receivable fully collectible and no allowance for doubtful accounts was provided for the six months ended June 30, 2007 and 2006.

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

Advance to Suppliers

Advance to suppliers represent the payments made and recorded in advance for goods and services. Advances were also made for the purchase of the materials and equipments of our construction in progress.

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

Revenue Recognition

We derive our primary revenue from the operations in the PRC through the wholly owned subsidiary of AEEC, Yifeng and Yifeng’s own subsidiary, Zhiye. Revenue from operations in the PRC is recognized when services are provided and payments of customers and collections are reasonably assured.

Foreign Currency Translation

The functional currency for our operations in the PRC is the Renminbi (“RMB”). Foreign currency transactions are translated at the applicable rates of exchange in effect at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. Revenue and expenses are translated at the average exchange rates in effect during the reporting period.

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated Other Comprehensive Income". Gains and losses resulting from foreign currency translations are included in Accumulated Other Comprehensive Income.

Item 3. Controls and Procedure

(a)  Disclosure Controls and Procedures.

 Mr. Yun Wang, our Chief Executive Officer and Mr. Jianhua Sun, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, our officers concluded that our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Eastern Environment Solutions, Corp. (Registrant)

Dated: August 10, 2007	/s/ Yun Wang
Yun Wang Chief Executive Officer