Form 10QSB
period 2007-09-30
Eastern Environment Solutions Corp.
filed 2007-11-13
CIK 1119721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ______________

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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  12,020,186 shares of Common Stock, $.0001 par value, were outstanding as of November 13, 2007

Transitional Small Business Disclosure Format (check one); Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EASTERN ENVIRONMENT SOLUTIONS, CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 & 2006
(UNAUDITED)

EASTERN ENVIRONMENT SOLUTIONS, CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 & 2006
(UNAUDITED)

TABLE OF CONTENTS

Page(s)

Condensed Consolidated Balance Sheet as of September 30, 2007 (Unaudited)	4

Condensed Consolidated Statements of Income for the Nine Months
And Three Months Ended September 30, 2007 and 2006 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Nine Months
Ended September 30, 2007 and 2006 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7-12

EASTERN ENVIRONMENT SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007

(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$1,657,207
Accounts receivable	983,947
Inventory	16,951
Other receivables	250,748
Total Current Assets	2,908,853

Property and equipment, net of accumulated depreciation	5,575,652

Other assets:
Advances to suppliers	3,404,397

Total Assets	$11,888,902

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Loan payable - current portion	$966,592
Accounts payable	20,826
Taxes payable	133
Accrued expenses and other payables	276,431
Total Current Liabilities	1,263,982

Long-term liabilities:
Loan payable - net of current portion	1,425,723

Total Liabilities	2,689,705

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.0001 par value, 100,000,000 shares authorized;
12,020,186 shares issued and outstanding at September 30, 2007	1,202
Additional paid-in-capital	3,079,302
Accumulated other comprehensive income	894,459
Statutory reserves	186,156
Retained earnings	5,038,078
Total Stockholders' Equity	9,199,197

Total Liabilities and Stockholders' Equity	$11,888,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTERN ENVIRONMENT SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the nine and three months ended September 30, 2007 and 2006

	Nine-Month Ended		Three-Month Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$1,577,483	$2,418,642	$411,978	$579,981

Cost of Sales	267,839	305,001	92,901	70,035

Gross Profit	1,309,644	2,113,641	319,077	509,946

Operating Expenses
Selling, general and administrative	272,147	249,918	117,808	109,619

Operating income	1,037,497	1,863,723	201,269	400,327

Other Income (Expenses)	139,403	(55,737)	98,582	(30,804)

Income Before Income Taxes	1,176,900	1,807,986	299,851	369,523

Provision for Income Taxes	-	502,398	-	158,699

Net Income from continuing operations	1,176,900	1,305,588	299,851	210,824

Discontinued operations
(Loss) from discontinued operations	(61,900)	-	-	-
Gain on disposal	259,333	-	-	-

Net income (loss) from discontinued operations	197,433	-	-

Net Income	1,374,333	1,305,588	299,851	210,824

Basic and diluted income (loss) per common share
Continuing operations	$0.12	$0.03	$0.03	$0.00
Discontinued operations	$0.02	$-	$-	$-

Weighted average number of common shares outstanding	10,048,778	45,391,661	10,120,185	45,391,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTERN ENVIRONMENT SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2007	2006
Cash Flows From Operating Activities:
Continuing Operations:
Net income from continuing operations	$1,176,900	$1,305,588
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	187,047	225,060
Amortization of stock compensation	40,514	-
Amortization of consulting expenses	19,500	-

Changes in operating assets and liabilities:
Accounts receivable	(541,299)	241,450
Inventory	(5,103)	56,333
Other receivable	(245,357)	136,533
Advances to suppliers	(191,581)	331,752
Accounts payable	(63,949)	(19,603)
Taxes payable	(43,550)	511,773
unearned revenue	-	(121,872)
Accrued expenses and other payables	242,801	(5,770)

Net Ccsh provided by continuing activities	575,923	2,661,244

Discontinued operations:
Net loss from discontinued operations	197,433	-
Adjustments to reconcile net cash (used in) discontinued operations	(218,229)	-

Net cash used in discontinued operations	(20,796)	-

Net cash provided by operating activities	555,127	2,661,244

Cash Flows From Investing Activities:
Purchase of property and equipment	(148,971)	(402)
(Additions) reduction to construction in process	(489,550)	(937,732)
Collections on loan to related parties	686,032	-

Cash provided by (used in) investing activities	47,511	(938,134)
Cash provided by discontinued activities	26,842	-

Net cash provided by (used in) investing activities	74,353	(938,134)

Cash Flows From Financing Activities
Reduction in long term debt	(507,461)	(724,944)
Repayment of notes payable	-	(324,032)

Cash (used in) financing activities	(507,461)	(1,048,976)
Cash (used in) discontinued activities	(6,046)	-

Net cash (used in) financing activities	(513,507)	(1,048,976)

Effect of exchange rate changes on cash and cash equivalents	311,170	65,378

Increase in cash and cash equivalents	427,143	739,512

Cash and Cash Equivalents - Beginning of period	1,230,064	821,141

Cash and Cash Equivalents - End of period	$1,657,207	$1,560,653

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Interest expense	$191,189	$25,776
Income taxes	$44,628	$-

Non-Cash Investing and Financing Activities:

Common stock issued for stock-based compensations	$988,000	$-

Common stock issued for consulting services	$19,500	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTERN ENVIRONMENT SOLUTIONS, CORP
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (Continued)

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (Continued)

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (Continued)

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

EASTERN ENVIRONMENT SOLUTIONS, CORP
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (Continued)

NOTE 3. PROPERTY AND EQUIPMENT, NET

Property and equipment at September 30, 2007 consist of the following:

Machinery & Equipment	$809,747
Vehicles	370,869
Landfills	1,904,619
Subtotal	3,085,235
Less: Accumulated Depreciation	(665,726)
Construction in progress	3,156,143

Total Property and equipment, net	$5,575,652

Depreciation expense for the nine months ended September 30, 2007 and 2006 was $187,047 and $225,060, respectively.

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

NOTE 4. BANK LOAN PAYABLE

On November 18, 2004, the Company received a long-term loan from Industrial and Commercial Bank of China, Harbin Branch in the amount of $4,832,960, secured by the Company’s building. The loan is for a 5-year term, maturing November 15, 2009. Pursuant to the loan agreement, the interest rate for the first year was set at 7.605%. Starting from the second year and thereafter, the rate become adjustable based on the change of the official rates at the time. In addition to paying the quarterly interest, the Company is also required to make $241,648 pre-determined principal repayments every quarter. Upon the suspension of the Company’s landfill operation as discussed in the following Note 8, the Company renegotiated with the Bank for a temporarily reduced quarterly principle repayments in the amount of $24,165 each quarter, starting in the third quarter of 2007. Once the Company resumes the landfill operation, it will be required to make the regular quarterly repayments as agreed.

EASTERN ENVIRONMENT SOLUTIONS, CORP
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (Continued)

NOTE 4. BANK LOAN PAYABLE (Continued)

Maturities of the long-term debt as of September 30 are as follows:

Year
2008	$966,592
2009	966,592
2010	459,131

Total	$2,392,315

NOTE 5. STOCKHOLDERS' EQUITY

On January 10, 2007, the Company issued 650,000 shares of its common stock for consulting services provided to the Company for $19,500, representing the fair value of the shares at the date of grant.

In the second and third quarter of 2007, the Company issued a total of 2,000,000 shares of its common stock as full compensation to 22 employees. An amount of $988,000 represents the aggregate fair value of the shares.

The Company has 12,020,186 shares of common stock issued and outstanding as of September 30, 2007.

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

The Company granted a total of 2,000,000 shares of its common stock to twenty two employees in 2007 under the Plan with a weighted average grant price of $0.49 and average vesting period of 3 years.

A summary of the status of the Company’s deferred stock compensation under the Plan as of September 30, 2007, and changes for the period ended September 30, 2007, is presented below:

Deferred stock compensation as of January 1, 2007	$-
Deferred stock compensation granted	988,000
Compensation expenses debited to statement of operations with a credit to additional paid-in capital	(40,514)

Deferred stock compensation as of September 30, 2007	$947,486

EASTERN ENVIRONMENT SOLUTIONS, CORP
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (Continued)

NOTE 7. DISCONTINUED OPERATIONS

On June 27, 2007, the Company spun off its two wholly-owned Subsidiaries, Datone, Inc. and NB Telecom, Inc. to a Trust account for the benefits of those shareholders on record as of August 24, 2006 (“Shareholders”). The financial statements for the period ended September 30, 2007 include reclassifications of the operations of the Company to reflect the disposal of the subsidiaries below the line as discontinued operations in accordance with the provisions of FASB 144, “ Accounting for the Impairment or Disposal of Long-Lived Assets”. There was a one-time $259,333 of gain on disposal recognized in the Statement of Operations for the nine months ended September 30, 2007 as a result of this disposition.

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

Overview

We are incorporated under the laws of the state of Nevada and, along with our wholly-owned subsidiaries, are headquartered in Harbin, People’s Republic of China (“PRC”). We provide non-hazardous municipal solid waste (“MSW”) disposal service for Harbin city. MSW includes residential, commercial, institutional and municipal waste. Our business is conducted through our wholly-owned subsidiary, Harbin Yifeng Eco-environment Co. Ltd (“Yifeng”) and Yifeng’s subsidiary, Harbin Zhiye Management Co. Ltd. (“Zhiye”). Both of Yifeng and Zhiye are organized under the laws of the PRC.

Yifeng was incorporated in the PRC in 2003, and is the first privately-owned environmental engineering firm providing non-hazardous MSW processing and disposal services and environmental engineering consulting services (provided through its wholly-owned subsidiary, Zhiye) in the northeast regions of the PRC. We currently have only one landfill site for non-hazardous MSW processing and disposal services are conducted under a Build-Operate-Transfer (“BOT”) Contract with the Harbin Municipal Urban Administrative Bureau (“HMUAB”) for a 17-year term. HMUAB is presently its only customer for MSW disposal. It transports the MSW it collects from Harbin for processing. Yifeng’s current production capacity is 1,200 tons of MSW per day, approximately 34% of the total MSW in Harbin. The municipal government levies fees for the disposal of waste by residential, commercial and industrial producers as part of their general taxes. However, in recent years, there has been a move in several cities to introduce direct waste fees levied against the producer of such waste. Yifeng believes that MSW disposal fees in the PRC will increase, as the national government has been trying to improve waste management to keep pace with the economic growth and rapid urbanization of the PRC.

In connection with a reverse merger transaction on September 6, 2006, pursuant to which we acquired all of the outstanding stock of American Eco-Environment Corporation, the former holders of a majority of our outstanding shares agreed to take the steps necessary to effect a dividend of the shares of our other two subsidiaries (the “Subsidiaries”), NB Telecom, Inc. and Datone, Inc. to our shareholders (the “Spinoff”) by November 15, 2006.

Because the Spinoff had not yet occurred by June 27, 2007, we entered into two trust agreements with Carl Worboys (“Trustee”) to transfer our shares in the Subsidiaries, to the Trustee to hold such shares for the benefit of our shareholders as of August 24, 2006 (“Shareholders”) until all the requirements for the Spinoff have been fulfilled.

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

As a result of the foregoing, we are now solely in the business of providing non-hazardous MSW disposal services and environmental engineering services.

On June 13, 2007, we filed a Current Report on Form 8-K to disclose that in accordance with the PRC National Environment Protection Bureau’s request in relation to landfills and adjustments to their peripheral inhabitants’ well-being, the HMUAB is carrying out certain adjustments to the original landfill plans of our subsidiary, Yifeng.

 Such adjustments will result in the relocation of some peripheral inhabitants of the landfill and our waste water disposal plant. The costs of such adjustments is borne by the HMUAB.

These measures will disrupt Yifeng’s normal operations.  After careful consideration, our Board of Directors decided to temporarily suspend Yifeng’s operations with effect from June 13, 2007, for an estimated period of 9 months (the “Suspension Period”) while these measures are being carried out.

Our sales revenue for the Suspension Period will however be affected to a limited degree. In accordance with the “Special Permission Operation Rights Contract” which Yifeng had signed with the HMUAB on September 1, 2003,   the HMUAB will compensate and pay Yifeng a sum equivalent to the fee for disposing 800 tons of waste per day during the Suspension Period.

Results of Operations

The following table sets forth our statements of operations for the nine months ended September 30, 2007 and 2006 and the three months ended September 30, 2007 and 2006:
	Nine-Month Ended		Three-Month Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$1,577,483	$2,418,642	$411,978	$579,981

Cost of Sales	267,839	305,001	92,901	70,035

Gross Profit	1,309,644	2,113,641	319,077	509,946

Operating Expenses
Selling, general and administrative	272,147	249,918	117,808	109,619

Operating income	1,037,497	1,863,723	201,269	400,327

Other Income (Expenses)	139,403	(55,737)	98,582	(30,804)

Income Before Income Taxes	1,176,900	1,807,986	299,851	369,523

Provision for Income Taxes	-	502,398	-	158,699

Net Income from continuing operations	1,176,900	1,305,588	299,851	210,824

Discontinued operations
(Loss) from discontinued operations	(61,900)	-	-	-
Gain on disposal	259,333	-	-	-

Net income (loss) from discontinued operations	197,433	-	-
Net Income	1,374,333	1,305,588	299,851	210,824

THE NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

Revenue

Revenue for the nine months ended September 30, 2007 was $1,577,483, a decrease of $841,159 or 34.78%, from revenue of $2,418,642 for the comparable period in 2006. The decrease in revenue was primarily attributable to Yifeng not having fully realized the potential of its client base in the provision of environment engineering consulting services by its subsidiary, Zhiye. Despite its efforts to aggressively market its services to new clients, Yifeng was unable to procure new customers for Zhiye during this period. Yifeng plans to re-assess its marketing strategy in light of current market conditions and will continue to aggressively market and expand its client base.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2007 was $267,839, a decrease of $37,162, or 12.18%, from $305,001 for the comparable period in 2006. The decrease in cost of revenue was primarily due to Yifeng not having fully realized the potential of its client base in the provision of environment engineering consulting services by its subsidiary, Zhiye. Because the revenue was lower, the cost of revenue was correspondingly lower.

Gross Profit

Gross profit for the nine months ended September 30, 2007 was $1,309,644, a decrease of $803,997 or 38%, from $2,113,641 for the comparable period of 2006. Our gross profit margin for the nine months ended September 30, 2007 was 83% as compared with 87.38% for the nine months ended September 30, 2006. The decrease in our gross profit is primarily due to Yifeng not having fully realized the potential of its client base in the provision of environment engineering consulting services by its subsidiary, Zhiye.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $272,147 for the nine months ended September 30, 2007, an increase of $22,229 or 8.8% from $249,918 for the comparable period in 2006. The increase was principally due to amortization of stock compensation.

Other Income

Other income were $139,403 and ($55,737) for the nine months ended September 30, 2007 and 2006, respectively, an increase of $195,140 or 350%. This increase is principally attributable to loan interest that was paid by Harbin Tian Li Real Estate Co. That loan was repaid in its entirety in April 2007 and consequently, increased our return on investment.

Income Taxes

Provision for income taxes was zero for the nine months ended September 30, 2007 a decrease of $502,398 as compared to the same period in 2006. We are a company incorporated in the State of Nevada and conduct substantially all our operations through our PRC operating company. Although we are subject to United States taxation, we do not anticipate incurring significant United States income tax liability for the foreseeable future because:

•	we did not conduct any material business or maintain any branch office in the United States for the nine month period ended September 30, 2007,

•	the earnings generated from our non-U.S. operating companies are generally eligible for a deferral from United States taxation until such earnings are repatriated to the United States, and

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

Zhiye, Yifeng’s subsidiary, is entitled to be exempted from the income tax and value-added tax for three years from August 2004 because Zhiye has hired employees that have formerly served with the national army and the state grants tax benefits to such employers.

Net Income

Net income for the nine months ended September 30, 2007 was $1,374,333, an increase of $68,745 or 5.26% from $1,305,588 for the comparable period in 2006. The increase was primarily attributable to net income from discontinued operations.

THE THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

Revenue

Revenue for the three months ended September 30, 2007 was $411,978, a decrease of $168,003 or 28.96%, from revenue of $579,981 for the comparable period in 2006. The decrease in revenue was primarily attributable to Yifeng not having fully realized the potential of its client base in the provision of environment engineering consulting services by its subsidiary, Zhiye. Despite its efforts to aggressively market its services to new clients, Yifeng was unable to procure new customers for Zhiye during this period. Yifeng plans to re-assess its marketing strategy in light of current market conditions and will continue to aggressively market and expand its client base.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2007 was $92,901, an increase of $22,866 or 32.64%, from $70,035 for the comparable period in 2006. The increase in cost of revenue was primarily due to the increase in operating cost of our waste water processing plant.

Gross Profit

Gross profit for the three months ended September 30, 2007 was $319,077, a decrease of $190,869 or 37.42%, from $509,946 for the comparable period of 2006. Our gross profit margin for the three months ended September 30, 2007 was 77.45% as compared with 87.92% for the three months ended September 30, 2006. The decrease in our gross profit is primarily due to Yifeng not having fully realized the potential of its client base in the provision of environment engineering consulting services by its subsidiary, Zhiye

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $117,808 for the three months ended September 30, 2007, an increase of $8,189 from $109,619 for the comparable period in 2006. The increase was principally due to amortization of stock compensation.

Other Income

Other income were $98,582 and ($30,804) for the three months ended September 30, 2007 and 2006, respectively and the increase of $129,386 or 420% is principally attributable to loan interest that was paid by Harbin Tian Li Real Estate Co. Our return on investment for the reporting period increased by $98,575.

Net Income

Net income for the three months ended September 30, 2007 was $299,851, an increase of $89,027 from $210,824 or 42.2% for the comparable period in 2006. The increase was due to a decrease in our extraordinary business expenses by $26,595 for the reporting period as compared to the same period last year.

Liquidity and Capital Resources

We finance our operation and meet capital expenditure requirements primarily through bank loans and operating income. We received a long-term loan of RMB40 million (approximately $5 million) from China Industrial and Commercial Bank on November 18, 2004 for our landfill site construction. The loan was secured by our building. The loan has a term of sixty months maturing on November 15, 2009. The annual interest rate of the first year of the loan is 7.605%. The annual interest rates for the following years are adjusted based on the bank’s official rates at that time. In addition to paying the quarterly interest, we are also required to make $241,648 in principal repayments every quarter. In 2006, principal repayments in the amount of $966,592 were made. The principal repayments for the three months ended September 30, 2007 amounted to $24,165. The balance of the bank loan as of September 30, 2007 was $2,392,315. Because of the suspension of Yifeng’s operations, we renegotiated with the bank for a temporarily reduced quarterly principal repayments in the amount of $24,165, starting in the third quarter of 2007. Once we resume our landfill operations, we will be required to make the regular quarterly repayments as agreed.

Cash and Cash Equivalent

Our cash and cash equivalent were $1,230,064 at the beginning of the nine months ended September 30, 2007 and increased to $1,657,207 by the end of such period due to the repayment of the loan by Harbin Tian Li Real Estate Co.

Net cash provided by operating activities

Net cash provided by our operating activities was $555,127 for the nine months ended September 30, 2007, a decrease of $2,106,117 or 79.1% from $2,661,244 for the same period in 2006. The decrease was primarily attributed to the increase in our accounts receivables.

Net cash used in investing activities

Net cash used in investing activities decreased to $74,353 for the nine months ended September 30, 2007, from $(938,134) for the same period in 2006. The increase was attributable to collection on loans made to related parties.

Net cash used in financing activities

Net cash used in financing activities decreased to $(513,507) or by $535,469 or 51% for the nine months ended September 30, 2007, from $(1,048,976) for the same period in 2006. The increase was due to the lower repayments on our loans for the reporting period as compared to the same period last year.

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

The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Accounts Receivables

Accounts receivables are stated at net realizable value. Any allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. A considerate amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging analysis. Based on this assessment, we consider all our accounts receivable fully collectible and no allowance for doubtful accounts was provided for the nine months ended September 30, 2007 and 2006.

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

Revenue Recognition

We derive our primary revenue from the operations in the PRC through the wholly owned subsidiary of AEEC, Harbin Yifeng Eco-Environment Co., Ltd. and Yifeng’s own subsidiary, Harbin Yifeng Zhiye Management Co., Ltd. Revenue from operations in the PRC is recognized when services are provided and payments of customers and collections are reasonably assured.

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

(b)  Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Eastern Environment Solutions, Corp. (Registrant)

Dated: November 13, 2007	/s/ Yun Wang
Yun Wang
Chief Executive Officer