Form 10KSB
period 2007-12-31
Eastern Environment Solutions Corp.
filed 2008-03-31
CIK 1119721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

( X )

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

COMMON STOCK, $.0001 PAR VALUE

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes √_   No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge,  in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No √_

STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR: $1,996,078

As of March 27, 2007 the aggregate market value of the common stock held by non-affiliates was approximately $2,860,186, based upon the closing sale price on March 27, 2007 of $1.00 per share.  As of March 27, 2008, there were 12,020,186 shares of common stock outstanding.

Documents incorporated by reference: NONE

Transitional Small Business Disclosure Format:  Yes __ No √

PART I

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Eastern Environment Solutions, Corp.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis—Risk Factors That May Affect Future Results.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Item 1.

Description of Business

Reverse Merger

On August 24, 2006, Yun Wang, Shibin Jiang and Bin Feng purchased shares of Eastern Environment’s common stock for $599,000, which represented 50.1% of the outstanding shares.  Subsequently, on September 6, 2006, Eastern Environment completed a share exchange agreement with the same three individuals, who were the shareholders of American Eco-Environment Corporation (“AEEC”), a Delaware corporation. Messrs. Wang, Jiang and Feng exchanged 100% of the common stock of AEEC for an aggregate principal amount of $5,000,000 of the Company’s convertible notes, which subsequently converted into shares of the Company’s common stock.  Combining the shares acquired in that conversion with the share they purchased on August 24, 2006, Yun Wang, Shibin Jiang and Bin Feng acquired a total of 6,348,000, 1,196,000 and 1,656,000 shares of Eastern Environment common stock, respectively.

Because Harbin Yifeng Eco-environment Co., Ltd (“Yifeng”) is a wholly-owned subsidiary of AEEC and Harbin Yifeng Zhiye Management Co., Ltd. (“Zhiye”) is in turn a wholly-owned subsidiary of Yifeng, both Yifeng and Zhiye are now indirect subsidiaries of the Company. Because Yifeng and Zhiye are in the business of processing non-hazardous municipal solid waste and providing environmental engineering consulting services in the People’s Republic of China (“PRC”), the Company is, by means of its acquisition of AEEC, engaged in such business.

In connection with the share exchange, Eastern Environment agreed to distribute its existing subsidiaries, NB Telecom, Inc. and Datone, Inc., to the shareholders of the Company immediately prior to the stock purchase and share exchange (the “Legacy Shareholders”).  As an interim step towards that distribution, in June 2007 Eastern Environment delivered the shares of those subsidiaries to Carl Worboys, to hold in trust for the benefit of the Legacy Shareholders until the distribution could be completed.

Our Corporate Structure

After the transfer of NB Telecom, Inc. and Datone, Inc. to the trustee, our corporate structure became as set forth below:

Eastern Environment
Solutions, Corp.
("the Company")
↓
American Eco-Environment
Corporation
("AEEC")
↓
Harbin Yifeng
Eco-Environment Co., Ltd.
("Yifeng")
↓
Harbin Yifeng Zhiye
Management Co., Ltd.
("Zhiye")

Overview of Yifeng’s Business

Yifeng is an environmental engineering company which has been operating since 2003.  Yifeng provides two principal services: (i) non-hazardous municipal solid waste processing and disposal services and (ii) environmental engineering consulting services (provided through its wholly-owned subsidiary, Zhiye).

Non-Hazardous Solid Waste Processing

Yifeng is one of the leading regional, private environmental engineering companies in the PRC. Yifeng currently provides its services through its only landfill site (the “Landfill”) situated in the town of Jin Jia town, approximately 30 km from Harbin, which is the capital of Heilongjiang Province. The Harbin Municipal Urban Administrative Bureau (“HMUAB”) has authorized the Landfill to accept “municipal solid waste” (“MSW”), which is a type of waste generated by residential households and businesses such as restaurants and retail establishments.

The Landfill occupies 55 hectares with an anticipated total capacity of more than 7.8 million tons of MSW. The Landfill can be used to dispose of 1,200 tons of MSW per day, approximately 34% of the total MSW produced by the population of Harbin.

Solid waste management in the PRC is generally administered and financed by the municipal governments.  The Environmental Protection Bureau and the Public Sanitation Bureau are responsible for the collection, treatment and disposal of waste and the Municipal Urban Construction Bureau is responsible for managing the construction of landfill sites and the disposal of waste. In order to construct a new landfill, the Municipal Urban Construction Department conducts a site feasibility study and submits the study to the Municipal Environmental Protection Bureau for approval. The municipal governments in the PRC are starting to involve the private sector in solid waste management through companies such as Yifeng.

Yifeng currently operates the Landfill under a Build-Operate-Transfer (“BOT”) contract. It is one of the first companies to work with a municipal government under this type of contract. BOT is a form of project financing, wherein a private entity receives a franchise from the public sector to finance, design, construct, and operate a facility for a specified period, after which ownership is transferred back to the public sector. During the time that the project proponent operates the facility, it is allowed to charge facility users appropriate tolls, fees, rentals, and charges stated in its contract to enable the project proponent to recover its investment plus the operating and maintenance expenses in the project.

The PRC Ministry of Construction has promulgated a Municipal Public Sector BOT Administrative Measure (the “Measure”). Under the Measure, public sector services such as water, gas and heat supply, public transportation, and waste processing can be conducted by the BOT model through open bid. HMUAB and Yifeng entered into a 17-year BOT Contract on September 1, 2003 as a result of Yifeng winning in a public bid to build and operate the Landfill in Harbin. Under the BOT Contract, HMUAB granted Yifeng a 17-year use right for the Landfill site. HMUAB is responsible for the relocation of surrounding residents and installation of necessary infrastructure. Yifeng is responsible for all the construction on, and management of, the Landfill site.  Upon the expiration of the BOT Contract, Yifeng will return the Landfill to HMUAB.

The purpose of the project is to landfill the MSW in a way that it has little or no impact on surrounding land and residents. Prior to the project, only approximately 5.7% of the total MSW was disposed of in a safe manner in Harbin. It is anticipated that this project can result in the safe disposal of an additional 34.3% of MSW.

There are three phases of the project which requires a total investment of approximately RMB 160,000,000 (approximately $21,505,376), of which Yifeng is required to provide approximately RMB 120,000,000 (approximately $16,129,032). Yifeng has already contributed RMB 70,000,000 (approximately $9,408,602) and HMUAB has contributed RMB 40,000,000 (approximately $5,376,344). Phase I of the project was completed in November 2004, which includes waste landfill areas, a waste water adjusting pool and a processing station, laboratory and other affiliated construction such as office buildings, roads, etc. Yifeng plans to continue to construct waste landfill areas in Phase II and Phase III which are expected to be completed in 2011 and 2014, respectively.

In June 2007 the HMUAB was mandated by the PRC National Environment Protection Bureau to carry out certain modifications to the development of the Landfill for the protection of local residents.  The modifications involve the relocation of some of the neighboring residents, as well as the relocation of our waste water disposal plant.  While the modifications are ongoing, we have suspended our operations at the Landfill, although HMUAB continues to pay us the base fee provided for in the BOT contract.  We expect to recommence operations at the Landfill in May 2008.

Environmental Engineering Consulting Services

Yifeng, through its wholly-owned subsidiary, Zhiye, offers environmental engineering consulting services.  The services offered by Zhiye include:

▪

environmental project investment and operation,

▪

production site environmental protection design and construction,

▪

non-hazardous waste disposal solutions,

▪

air, water, soil, noise-related environmental product development, and

▪

ecological and environmental project consulting services.

Zhiye’s consulting business generated approximately 27% of Yifeng’s total revenues for the fiscal year ended December 31, 2006.  None of that business carried over into 2007, however, and we realized no revenue from Zhiye in 2007.  Our plan is to seek new consulting business opportunities in 2008.

Technology and Processes

Yifeng believes that its technologies and landfill site design represent an improvement over traditional landfill methods. The vast majority of MSW generated in the PRC is ultimately sent to simple dump sites on the suburban outskirts of cities. These dump sites without any sanitation measures pose significant environmental hazards, particularly associated with leachate to underground water. Until 2004, very few landfill sites in the PRC were equipped with leachate collection and treatment systems, which are required in developed countries.

The design of the Landfill incorporates features to protect groundwater and surface water, prevent soil erosion, protect against fire and provide easy access to control landfill gases and leachate. It is designed to be compatible with the surroundings both during its active life and after it is closed.

The Landfill is designed to meet international standards and comply with all relevant local PRC regulations, including the Sanitary Landfill Technical Standards of Municipal Solid Waste issued by the PRC’s National Ministry of Construction. Yifeng has installed a synthetic 2mm high-density polyethylene membrane system at the bottom of the Landfill to prevent leachate from polluting underground water. It has also installed a gas treatment and collection pipe system at the bottom of the Landfill.

The Harbin Environment Sanitation Bureau is responsible for collecting and transporting MSW to the Landfill. At the entrance of the Landfill, inspectors inspect the waste for its compatibility with the Landfill. Once the waste passes inspection, it will be weighed using a computer-based weighbridge and then unloaded into the Landfill.

With the use of a bulldozer, the waste is pushed up to a height of 50-60 cm. In order to protect the HDPE membrane from tearing, the initial layer of waste will only be compacted when it reaches 3-meters thick. It will then be compacted into a 50-60 cm layer, with a waste density of more than 0.8 ton/m3. When the waste accumulates to a height of 2.5 meters, it will be covered with clay to prevent mosquitoes and flies from proliferating, and to prevent odor and light-weight waste from accidentally flying out of the Landfill. The Landfill is also sprayed periodically and sanitized to protect the surrounding environment and control mosquitoes.

Yifeng owns the following equipment, which is utilized in the operation of the Landfill:

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

Yifeng is presently developing methods to utilize these landfill gases, having already installed collection tubes in the Landfill.  The Landfill presently does not produce enough methane for collection.  However, in 2009 or thereafter Yifeng plans to start collecting the landfill gases and either sell them to a power company or establish a plant for power generation.  By that time, the Landfill will have accumulated roughly 1-1.5 million tons of resident MSW. Yifeng plans to raise additional capital to finance the project, the availability of which cannot be assured.

Yifeng is planning to promote a “Zero-Waste-to-Landfill” plan as part of its environmental engineering services.  The goal of the plan will be to efficiently recycle MSW, thus reducing waste disposal and prolonging the longevity of the Landfill site. Recycling MSW could provide Yifeng with additional revenue.

Market Analysis

Waste generation is directly related to socio-economic development, industrialization and the climate. Generally, as an economy prospers and the urban population grows, more solid waste is produced. During the last two decades, the PRC’s economy has been growing at an annual rate of almost 10%. Waste generation has similarly grown at a pace of 8-10% annually. Currently, every Chinese person produces an average of approximately 440 kg of solid waste per year. With a total population of 1.25 billion people, the PRC generates approximately 600 million tons of waste per year. The main types of waste generated in Chinese cities are:

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

Landfills are the most common method of solid waste disposal in the PRC. By the end of 1995, there were over 1,000 landfill sites in large and mid-sized cities in the PRC, of which 90% were open-air dumps. By 2002, 70% of such sites remained open-air dumps. These simple open dump sites, without any proper sanitation, pose a serious environmental hazard. They generally do not have any leachate collection system, GHG emission control system, compaction or waste screening processes. There is, accordingly, a huge demand for the technology, methodology and management expertise that Yifeng offers. In 1989, the PRC Ministry of Construction developed a comprehensive technical MSW landfill standard. This standard provides for the design and management of MSW landfills and requires that such landfills be designed to protect the environment. Our Landfill conforms to this standard.

Customers

HMUAB is Yifeng's sole customer. Under the 17-year term BOT Contract, it provides Yifeng approximately 34% of the total MSW Harbin produces for a fixed disposal fee of RMB42 (approximately $5.65) per ton.

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

Yifeng’s environmental consulting services accounted for 26.66% of its total revenues during 2006 and were derived from only one customer, namely Harbin Chaoyang Agriculture and Industry Corp.  Consulting services provided no revenue in 2007.

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

Yifeng is the first privately owned enterprise engaged in MSW disposal under a BOT contract in Harbin. It disposes of approximately one third of the total MSW Harbin produces. The other MSW disposal factories are decades old. They are state owned enterprises using open-air dumps to dispose of MSW, which can cause underground water and air pollution and other environmental problems. The Landfill was completed in 2004, adopting a new sanitary waste disposal method which was in compliance with relevant environmental rules and regulations.

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

Government Regulations

Yifeng constructed the Landfill. Its construction is subject to the Construction Standards of Municipal Solid Waste Landfill Projects (the “Construction Standards”) promulgated by the PRC Ministry of Construction. It completed the landfill project construction in November 2004. The construction was inspected by a third party construction monitoring entity and met the Construction Standards. The landfill disposal it conducts is subject to a variety of rules and regulations promulgated by the PRC National Ministry of Construction and other environmental bureaus, including Technical Standards of Municipal Solid Waste, Waste Water Comprehensive Output Standards, Underground Water Quality Standard and Control Standards on Municipal Solid Waste Landfill. It is also subject to business license and approval regulations that are required for all corporations in the PRC.

Employees

The Company currently has 25 employees:  17 associated with Yifeng and 8 with its subsidiary, Zhiye.  All of the Company’s employees are engaged full-time.  The Company believes that its relations with its employees are good.

Item 2.

Description of Property

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government allocates to landholders a temporary “land use right.” Yifeng has been allocated the land use rights for the Landfill. Set forth below is the detailed information regarding the land:

Allocation Authority	Location	Area (Square Meters)	Construction on the Land	Audited Value	Term of Use Right
Harbin Municipal Urban Administrative Bureau (“HMUAB”)	Northern Part to Jin Jia Town, Xiangyang County, City of Harbin	550,000	Office and Staff Buildings (6,000 Sq. M.)	RMB 14,270,028 (approximately US$1,918,015)	17 years from September 1, 2003

HMUAB allocated the land use rights to the Landfill to Yifeng for no consideration as part of the BOT Contract. The land use rights are limited: it must be used as a landfill and Yifeng cannot encumber it. Pursuant to the BOT Contract, Yifeng has the right to use the offices and staff buildings Yifeng built on the Landfill for 17 years from September 1, 2003, the same term as Yifeng is entitled to the use rights to the Landfill itself.

Yifeng’s subsidiary, Zhiye, leases its office space (200 square meters) for an annual rent of RMB 260,000 (approximately US$34,946) from Harbin Yifeng Group Joint Stock Co., Ltd., a company of which Mr. Yun Wang, Yifeng's Chairman, owns 22.78%. The lease is on a year to year basis.   The rental charge is believed to be equal to the market rate for similar property in Harbin.

Item 3.

   Legal Proceedings

   None.

Item 4.   Submission of Matters to aVote of Security Holders

None.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters

(a) Market Information

On December 27, 2006 the Company effected a 1-for-165.1099 reverse split of its common stock.  All references in this report to numbers of shares or market prices of shares have been adjusted to reflect the reverse split.

Our common stock is listed for quotation on the OTC Bulletin Board system under the symbol “EESC.”  The following table sets forth for the respective periods indicated the prices of the common stock, as reported by the OTC Bulletin Board.  Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Bid
Quarter Ending	High	Low
March 31, 2006	$ .14	$ .14
June 30, 2006	$ .18	$ .18
September 30, 2006	$ .20	$ .03
December 31, 2006	$ .10	$ .03

March 31, 2007	$ 5.00	$ 1.40
June 30, 2007	$ 4.00	$ 1.01
September 30, 2007	$ 1.65	$ .30
December 31, 2007	$ 2.50	$ .60

(b) Shareholders

On December 31, 2006 there were approximately 259 holders of record of our common stock.

(c)  Dividends

Since the Company’s incorporation, no dividends have been paid on our Common Stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

(d)  Sale of Unregistered Securities

Eastern Environment did not effect any unregistered sales of equity securities during the 4th quarter of 2007

 (e) Repurchase of Equity Securities

Eastern Environment did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2007

Item 6.

Management’s Discussion and Analysis

Results of Operations

The growth of our business was delayed in June 2007, when the HMUAB was mandated by the PRC National Environment Protection Bureau to carry out certain modifications to the development of the Landfill for the protection of local residents.  The modifications involve the relocation of some of the neighboring residents, as well as the relocation of our waste water disposal plant.  The cost of the modifications is being born entirely by the HMUAB.  Nevertheless, while the modifications are ongoing, we have suspended our operations at the Landfill, which are currently our only source of revenue.  We expect to recommence operations at the Landfill in May 2008, although the date will depend on the efficiency with which HMUAB completes the modifications.

In accordance with the terms of our contract, the HMUAB has paid us, during the period of suspended operations, a sum equivalent to the fee for processing 800 tons of waste per day, which is approximately 66% of the Landfill’s capacity.  As a result, our revenue from waste processing during 2007 fell by 15% from $2,347, 395 to $1,996,078.  We expect that as soon as we recommence operations at the Landfill, we will return to our earlier revenue level for waste processing operations.  From that baseline, we will endeavor to expand our waste processing operations by (a) pursuing strategic acquisitions, (b) developing additional landfills, and (c) implementing recycling technologies that will provide additional revenue sources, such as the sale of methane to the electric power industry.  Given the overwhelming growth of China’s cities, we expect there to be plentiful market opportunities.

Although the suspension of landfill operations was the most dramatic cause of our declining revenues in 2007, the primary reason for the 38% reduction in our overall revenues from 2006 to 2007 was the absence of any revenue in 2007 from our environmental consulting business.  In 2006 we had obtained $853,278 in consulting fees from one contract.  That contract ended before 2007, however, and we have been unable to replace it.  We are currently re-assessing the prospects for our consulting business, and cannot determine at this time whether it will again be a significant source of revenue to us.

Although our revenues fell by 38% from 2006 to 2007, our cost of goods sold fell by only 26%.  The disparity is primarily attributable to the fact that we retained our core employees on salary, even as we had no revenue producing work for them to perform.  Management determined that eliminating the Company’s employee base during the landfill suspension or terminating the consulting team would make it very difficult to revive those operations when the opportunities presented themselves.

Our selling, general and administrative expenses increased by 54% from 2006 ($257,560) to 2007 ($396,162).  The increase is almost entirely attributable to the expensing of stock compensation that we gave to employees and consultants early in 2007 as incentives for future services.  At December 31, 2007 there remained $876,486 in deferred stock compensation expense on our books, which will be amortized as expenses over the expected terms of service of the employees and consultants who received the shares.

Selling, general and administrative expenses also increased in 2007 due to the costs associated with being a reporting company in the United States for the full year, including legal and accounting expenses, and expenses relating to investor relations.  We expect that these expenses will tend to grow in the future in proportion to the growth of our business, as increased business success will lead to increased investor activity and the concomitant accounting, reporting and publicity expenses.

The Company’s revenue less expenses produced a pre-tax income from continuing operations of $1,415,285 in 2007, compared to a pre-tax income of $2,460,657 in 2006.  As a result of Chinese tax laws that reward foreign investment in China, Yifeng is entitled to exemption for income taxes during 2007 and 2008, followed by a 50% abatement of taxes from 2009 to 2011.  Our net income from continuing operations for 2007, therefore, was identical to our pre-tax income, representing $0.13 per share.  On the other hand, our net income for 2006 was increased, when the Government of China refunded to us $369,953 that we had paid in excess of our tax liability for prior years.  With that addition, our net income from continuing operations for 2006 came to $2,830,610, or $6.36 per share.

In the summer of 2007 we disposed of NB Telecom, Inc. and Datone, Inc., the two subsidiaries that had constituted the Company’s business operations prior to the reverse merger.  We assigned NB Telecom, Inc. and Datone, Inc. to a trustee for the benefit of the shareholders of the Company prior to the 2006 reverse merger.  In connection with that disposition, we realized a gain on disposal of $259,333, offset by a loss from the discontinued operations of $61,900.  In 2006 that loss had totaled $179,639.  As a result of the disposal of the subsidiaries to the trustee, NB Telecom, Inc. and Datone, Inc. will have no effect on our operations in 2008 or hereafter.

Our net income for 2007, then, came to $1,612,718, a 39% reduction from the net income realized in 2006.  To regain the level of profitability that we achieved in 2006, it will be necessary for us to either revive our consulting business or substantially expand our waste processing operations.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During 2007, the effect of converting our financial results to Dollars was to add $672,289 to our accumulated other comprehensive income.

Liquidity and Capital Resources

To date, we have financed our operation and met capital expenditure requirements primarily through bank loans and operating income. On November 18, 2004, the Company received a long-term loan from Industrial and Commercial Bank of China, Harbin Branch in the amount of $4,832,960, secured by the Company’s building. The loan is for a 5-year term, maturing November 15, 2009. Pursuant to the loan agreement, the interest rate for the first year was set at 7.605%. Starting from the second year and thereafter, the rates become adjustable based on the change of the official rates at the time. In addition to paying the quarterly interest, the Company is also required to make $241,648 pre-determined principal repayments every quarter. When our operations at the Landfill were suspended, the Bank agreed to reduce our debt service requirements, with the result that in 2007, we made principal payments of only $531,625 were made.  That abatement will end when we recommence operations at the Landfill.  The entire amount of the loan is due to be paid by the end of 2009.

Our working capital at December 31, 2007 totaled $1,517,553, an increase of $289,747 from our working capital at December 31, 2006.  The increase in working capital lagged our net income for the year, as we used $531,625 of net income to amortize our bank loan.  The largest component of the increase in our working capital consisted of $404,883 in additional accounts receivable.  The increase results from the fact that for the second half of the year we were dependent on one source of revenue – compensation payments made by the HMUAB to offset our loss of revenue during the suspension of Landfill operations.  Whereas we collected our accounts receivable within 50 days, on average, in 2006, the collection period became extended in 2007.  Nevertheless we do not consider the receivables to be at risk, and have made no provision for doubtful accounts.

After property and equipment – primarily our investment in the Landfill – our largest asset category at December 31, 2007 was “advances to suppliers,” totaling $3,510,606.  These amounts primarily represent payments to contractors for work on Phase I and Phase II of the Landfill.  The asset will be reclassified as “property and equipment” when the related construction projects are completed.

Yifeng has sufficient liquidity to fund its near-term operations and to fund the working capital demands of a modest expansion of its operations.  In order to complete Phase II and Phase III of the Landfill project within the next six years, it will be necessary that we obtain additional debt or equity financing.  In addition, if we are to achieve critical mass in our industry be developing new landfills, we will require substantial infusions of capital.  We do not know at this time whether we will be able to secure such financing, or on what terms it might be available.

Based upon the financial resources available to Yifeng, management believes that it has sufficient capital and liquidity to sustain operations for the foreseeable future.

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for 2007, there were no estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2007.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.  There was one recent accounting pronouncement that may have a material effect on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment.” This Standard addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This Standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires that such transactions be accounted for using a fair-value-based method. The Standard is effective for periods beginning after June 15, 2005. The Standard may adversely affect the Company’s results of operations if the Company issues a material amount of capital stock for services, as it did during the past three years.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Risk Factors That May Affect Future Results

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information contained in this Annual Report, including the financial statements and the related notes, before deciding whether to purchase any shares of our common stock. If any of the following risks occurs, our business, financial condition or operating results could materially suffer. In that event, the trading price of our common stock could decline and you may lose all or part of your investment.

We rely on one relationship for all of our current revenues.

All of our revenues in 2007 arose from our relationship with the Government of Harbin, specifically from one landfill operation.  We intend that in the future we will expand our operations to develop other revenue-producing relationships, but we have no immediate prospects for such plan.  If our relationship with the City of Harbin becomes disrupted for any reason before we develop other sources of revenue, we will have no source of revenue, and our business would fail.

Our business and growth will suffer if we are unable to hire and retain key personnel that are in high demand.

Our future success depends on our ability to attract and retain highly skilled engineers, technical and marketing personnel. Qualified individuals are in high demand in China, and there are insufficient experienced personnel to fill the demand.  Therefore we may not be able to successfully attract or retain the personnel we need to succeed.

We may have difficulty establishing adequate management and financial controls in China and in complying with U.S. corporate governance and accounting requirements.

The People’s Republic of China has only recently begun to adopt the management and financial reporting concepts and practices that investors in the United States are familiar with.  We may have difficulty in hiring and retaining employees in China who have the experience necessary to implement the kind of management and financial controls that are expected of a United States public company.  If we cannot establish such controls, we may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. standards.

Capital outflow policies in China may hamper our ability to pay dividends to shareholders in the United States.

The People’s Republic of China has adopted currency and capital transfer regulations. These regulations require that we comply with complex regulations for the movement of capital. Although Chinese governmental policies were introduced in 1996 to allow the convertibility of RMB into foreign currency for current account items, conversion of RMB into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange. We may be unable to obtain all of the required conversion approvals for our operations, and Chinese regulatory authorities may impose greater restrictions on the convertibility of the RMB in the future. Because all of our current revenues and most of our future revenues will be in RMB, any inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit our ability to fund our business activities outside China or to pay dividends to our shareholders.

We have limited business insurance coverage.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products, and do not, to our knowledge, offer business liability insurance. As a result, we do not have any business liability insurance coverage for our operations. Moreover, while business disruption insurance is available, we have determined that the risks of disruption and cost of the insurance are such that we do not require it at this time. Any business disruption, litigation or natural disaster might result in substantial costs and diversion of our resources.

Currency fluctuations may adversely affect our business.

We generate revenues and incur expenses and liabilities in Chinese RMB. However we report our financial results in the United States in U.S. Dollars.  As a result, we are subject to the effects of exchange rate fluctuations between these currencies.  Recently, there have been suggestions made to the Chinese government that it should adjust the exchange rate and end the linkage that in recent years has held the RMB-U.S. dollar exchange rate constant. If the RMB exchange rate is adjusted or is allowed to float freely against the U.S. dollar, our revenues, which are denominated in RMB, may fluctuate significantly in U.S. dollar terms. We have not entered into agreements or purchased instruments to hedge our exchange rate risks.

Environmental compliance and remediation could result in substantially increased capital requirements and operating costs.

Our operating subsidiary, Yifeng, is subject to numerous Chinese provincial and local laws and regulations relating to the protection of the environment. These laws continue to evolve and are becoming increasingly stringent. The ultimate impact of complying with such laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision. Our consolidated business and operating results could be materially and adversely affected if Yifeng were required to increase expenditures to comply with any new environmental regulations affecting its operations.

We may be required to raise additional financing by issuing new securities with terms or rights superior to those of our shares of common stock, which could adversely affect the market price of our shares of common stock.

We will require additional financing to fund future operations and to expand into new markets. We may not be able to obtain financing on favorable terms, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our current shareholders will be reduced, and the holders of the new equity securities may have rights superior to those of the holders of shares of common stock, which could adversely affect the market price and the voting power of shares of our common stock. If we raise additional funds by issuing debt securities, the holders of these debt securities would similarly have some rights senior to those of the holders of shares of common stock, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us.

We do not intend to pay any cash dividends on our common stock in the foreseeable future and, therefore, any return on your investment in our common stock must come from increases in the fair market value and trading price of our common stock.

We have never paid a cash dividend on our common stock.  We do not intend to pay cash dividends on our common stock in the foreseeable future and, therefore, any return on your investment in our common stock must come from increases in the fair market value and trading price of our common stock.

All of our assets are located in China and changes in the political and economic policies of the PRC government could have a significant impact upon what business we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.

Our business operations may be adversely affected by the current and future political environment in the PRC. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. Under the current government leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

Our operations are subject to PRC laws and regulations that are sometimes vague and uncertain. Any changes in such PRC laws and regulations, or the interpretations thereof, may have a material and adverse effect on our business.

Our principal operating subsidiary, Yifeng, is considered a foreign invested enterprise under PRC laws, and as a result is required to comply with PRC laws and regulations. Unlike the common law system prevalent in the United States, decided legal cases have little value as precedent in China. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business and the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. If the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation.

The scope of our business license in China is limited, and we may not expand or continue our business without government approval and renewal, respectively.

Our principal operating subsidiary, Yifeng, is a wholly foreign-owned enterprise organized under PRC law, commonly known as a WFOE. A WFOE can only conduct business within its approved business scope, which ultimately appears on its business license. In order for us to expand our business beyond the scope of our license, we will be required to enter into a negotiation with the authorities for the approval to expand the scope of our business. We cannot assure you that Yifeng will be able to obtain the necessary government approval for any change or expansion of our business scope.

New corporate income tax laws could adversely affect our business, financial condition and results of operations.

Under the Income Tax Laws of the PRC, Yifeng is generally subject to an income tax at effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriated tax adjustments. However, Yifeng is located in a specially designated technology zone which affords foreign-invested enterprises a two-year income tax holiday.  Yifeng enjoyed a tax exemption through December 31, 2008, and will enjoy an additional 50% income tax reduction from January 1, 2009 to December 31, 2011.

On March 16, 2007, National People's Congress passed a new corporate income tax law, which became effective on January 1, 2008. This new corporate income tax unifies the corporate income tax rate, cost deductions and tax incentive policies for both domestic and foreign-invested enterprises in China.  According to the new corporate income tax law, the applicable corporate income tax rate of our Chinese subsidiaries will incrementally decrease to 25% over a five-year period. We are expecting that the rules for implementation would be enacted by the Chinese government in the coming months. After the rules are enacted, we can better assess what the impact of the new unified tax law would be over this period. The discontinuation of any special or preferential tax treatment or other incentives may adversely affect our business, financial condition and results of operations.

We rely principally on dividends and other distributions on equity paid by our operating subsidiary to fund our cash and financing requirements, but such dividends and other distributions are subject to restrictions under PRC law. Limitations on the ability of our operating subsidiary to pay dividends or other distributions to us could have a material adverse effect on our ability to grow, make investments or acquisitions, pay dividends to you, and otherwise fund and conduct our business.

We are a holding company and conduct substantially all of our business through our operating subsidiary, Yifeng, which is a limited liability company established in China. We rely on dividends paid by Yifeng for our cash needs, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends by entities organized in China is subject to Yifeng to us only out of accumulated profits as determined in accordance with PRC accounting standards and regulations. Yifeng is also required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its general reserves until the cumulative amount of such reserves reaches 50% of its registered capital. These reserves are not distributable as cash dividends. In addition, Yifeng is required to allocate a portion of its after-tax profit to its enterprise expansion fund and the staff welfare and bonus fund at the discretion of its board of directors. Moreover, if Yifeng incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Any limitations on the ability of Yifeng to pay dividends or other distributions to us could have a material adverse effect on our ability to grow, make investments or acquisitions, pay dividends to you, and otherwise fund or conduct our business.

Our business development, future performance, strategic plans, and other objectives would be hindered if we lost the services of our Chairman.

Yun Wang is the Chief Executive Officer of Eastern Environment and of our operating subsidiary, Yifeng.  Mr. Wang is responsible for strategizing not only our business plan but also the means of financing it.  If Mr. Wang were to leave Eastern Environment or become unable to fulfill his responsibilities, our business would be imperiled.  At the very least, there would be a delay in the development of Eastern Environment until a suitable replacement for Mr. Wang could be retained.

Item 7.

Financial Statements

The Company’s financial statements, together with notes and the Independent Auditors’ Report, are set forth immediately following Item 14 of this Form 10-KSB.

Item 8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A.

Controls and Procedures

(a)

Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)

Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year covered by this annual report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)

Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2007, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified two material weaknesses in our internal control over financial reporting.  These material weaknesses consisted of:

a.

Inadequate staffing and supervision within the accounting operations of our company.  The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

b.

Lack of expertise in U.S accounting principles among the personnel in our Chinese headquarters.  Our books are maintained and our financial statements are prepared by the personnel employed at our executive offices in the City of Harbin.  Few of our employees have experience or familiarity with U.S accounting principles.  The lack of personnel in our Harbin office who are trained in U.S. accounting principles is a weakness because it could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP.

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 8B.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

The officers and directors of the Company are:

	Position/Title	Age	Director Since
Yun Wang	Chairman, Chief Executive Officer	53	2006
Shibin Jiang	Director /Chief Operating Officer	51	2006
Jianhua Sun	Director/Chief Financial Officer	32	2006

The following sets forth biographical information regarding the Company’s directors.

Yun Wang.  Mr. Wang graduated from the Heilongjiang Architecture College in 1989. From 1999 to 2006 Mr. Wang was employed as chairman of the board of Harbin Yifeng Group Corp.  Since 2006, Mr. Wang has served as chairman and CEO of Harbin Yifeng Eco-environment Co., Ltd.

Shibin Jiang.  Mr. Jiang graduated from Harbin Electrical Manufacture College of the First Mechanical Industry in 1982. From 1983 to 1987, he was employed as a Senior Engineer at Harbin’s First Metal Vessels Factory. Thereafter, he was employed as Chief Engineering Manager in Harbin Harping Construction Company’s technology department from 1988 to 1995. From 1995 to the present, he has been employed as Vice President of Bin Jiang Commodity Transportation Market Ltd.   Since 2003 Mr. Jiang has also been employed as the General Manager, Chief Engineer and Director of Harbin Yifeng Eco-environment Co., Ltd.

Jianhua Sun.  Mr. Sun graduated from the Daqing Heilongjiang Petroleum College with a degree in accounting in 1999. From 1999 to 2004, Mr. Sun was employed as a Director of the cost section at ACheng Relay Limited Corp., a company listed on the China Stock Exchange. From 2004 to 2005, he worked as an accountant in the financial subsidiary of Harbin Orient Group.  Mr. Sun has been employed as Harbin Yifeng Eco-environment Co., Ltd’s Chief Financial Officer since 2006.

All of our directors hold offices until the next annual meeting of the shareholders of the Company, and until their successors have been qualified after being elected or appointed.  Officers serve at the discretion of the board of directors.

Audit Committee; Compensation Committee; Nominating Committee.

Due to the small size of our Board of Directors, we have not constituted an audit committee, a compensation committee or a nominating committee.  Decisions regarding nominations to the Board will be made by all currently-serving members of the Board.  For the same reason, we do not have an audit committee financial expert among the members of our Board of Directors.

Code of Ethics

The Board of Directors has not adopted a code of ethics applicable to the Company’s executive officers.  The Board believes that the small number of individuals involved in the Company’s management makes such a code unnecessary.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2007,

Item 10.

Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid by Eastern Environment and its subsidiaries to Yun Wang, its Chief Executive Officer, for services rendered in all capacities to the Company during the years ended December 31, 2007 and 2006, when he was first employed by the Company.  There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2007 exceeded $100,000.

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Yun Wang	2007	$5,052	--	--	--	--
	2006	$5,052	--	--	--	--

Employment Agreements

The Company has three executive officers:  Messrs Yun Wang, Shibin Jiang and Jianhua Sun.  Each of the three executive officers has an employment agreement with the Company that outlines salary and benefit arrangements.  The three agreements have similar terms, which include base salaries of cash, the provision of labor-related insurance, termination for cause or on 30 days’ notice, and the provision of labor-related benefits in conformance with PRC labor laws.  These agreements have one-year terms.

Compensation of Directors

Employees who are also members of the Board of Directors are not additionally compensated for their services as a director.  We currently have no directors who are not also employees.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2007 and those options held by him on December 31, 2007.

Option Grants in the Last Fiscal Year

	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($ share)	Expiration Date	Potential realizable value at assumed annual rates of appreciation for option term
					5%	10%
Yun Wang	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended December 31, 2007 and held by them unvested at December 31, 2007.

Unvested Stock Awards in the Last Fiscal Year

	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Yun Wang	0	--

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

•

each shareholder known by us to own beneficially more than 5% of our common stock;

•

Yun Wang, our Chief Executive Officer

•

each of our directors; and

•

all directors and executive officers as a group.

There are 12,020,186 shares of our common stock outstanding on the date of this report.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

In computing the number of shares beneficially owned by a person and the percent ownership of that person, we include shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days. We do not, however, include these “issuable” shares in the outstanding shares when we compute the percent ownership of any other person.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class
Yun Wang	6,278,000	52.2%
Shibin Jiang	1,196,000	9.9%
Jianhua Sun	30,000	0.2%
All officers and directors (3 persons)	7,504,000	62.4%
Bin Feng	1,656,000	13.8%

_____________________________

(1)

Unless otherwise noted, the shareholder’s address is c/o Harbin Yifeng Eco-environment Co., Ltd., Harbin Dongdazhi Street 165, Harbin, Heilongjiang, P.R. China.

Item 12.

Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

In 2006 the Company made loans in the amount of $686,032 to two entities controlled by members of the Company’s management:  Harbin Tianli Real Estate Co., Ltd. and Harbin Dongbao Property Management Co., Ltd. The loan to Harbin Tianli Real Estate Co., Ltd. in the amount of $640,688 was repaid early in 2007 with interest at a rate of 5.22% per annum. The loan to Harbin Dongbao Property Management Co., Ltd. in the amount of $45,344, was repaid in January 2008 without interest.

During 2007 Yifeng made loans to two members of its Board of Directors:  Shibin Jiang and Yun Wang.  The aggregate amount due to Yifeng by these two directors at December 31, 2007 was $32,969.  The loans are unsecured and interest free.  The directors have agreed to repay the loans within one year.

Director Independence

None of the members of the Company’s Board of Directors is an independent director, pursuant to the definition of “independent director” under the Rules of The NASDAQ Stock Market.

If the Company’s common stock were listed on The NASDAQ Stock Market, the Company would be exempt from the requirement of having independent directors comprise a majority of its Board of Directors because the Company meets the definition of a “Controlled Company” (NASDAQ Marketplace Rule 4350(c)(5)), which is a company of which more than 50% of the voting power is held by an individual, a group or another company.   Mr. Yun Wang holds 52.2% of the voting power of the Company.

Item 13.

Exhibits

(a) Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2007

Consolidated Statements of Income – Years ended December 31, 2007 and 2006

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows - Years ended December 31, 2007 and 2006

Notes to Consolidated Financial Statements

(b) Exhibit List

3-a

Articles of Incorporation – filed as an exhibit to the Information Statement on Schedule 14C filed on September 23, 2005 and incorporated herein by reference.

3-b

By-laws – filed as an exhibit to the Information Statement on Schedule 14C filed on September 23, 2005 and incorporated herein by reference.

21

Subsidiaries –   American Eco-Environment Corporation, a Delaware corporation

      Harbin Yifeng Eco-environment Co., Ltd., a PRC corporation

      Harbin Yifeng Zhiye Management Co., Ltd., a PRC corporation

31.1

Rule 13a-14(a) Certification – CEO

31.2

Rule 13a-14(a) Certification - CFO

32

Rule 13a-14(b) Certifications

Item 14.

Principal Accountant Fees and Services

Audit Fees

Bagell, Josephs, Levine & Company, LLC billed $50,000 to the Company for professional services rendered for the audit of fiscal 2007 financial statements and review of the financial statements included in fiscal 2007 10-QSB filings.  Bagell, Josephs, Levine & Company, LLC billed $50,000 to the Company for professional services rendered for the audit of fiscal 2006 financial statements.

Audit-Related Fees

Bagell, Josephs, Levine & Company, LLC billed $0 to the Company during 2007 for assurance and related services that are reasonably related to the performance of the 2007 audit or review of the quarterly financial statements.  Bagell, Josephs, Levine & Company, LLC billed $0 to the Company during 2006 for assurance and related services that are reasonably related to the performance of the 2006 audit or review of the quarterly financial statements.

Tax Fees

Bagell, Josephs, Levine & Company, LLC billed $3,000 to the Company during 2007 for professional services rendered for tax compliance, tax advice and tax planning.  Bagell, Josephs, Levine & Company, LLC billed $0 to the Company during 2006 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Bagell, Josephs, Levine & Company, LLC billed $0 to the Company in 2007 and $0 in 2006 for services not described above. It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by Bagell, Josephs, Levine & Company, LLC.

EASTERN ENVIRONMENT SOLUTIONS, CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

F-1

Consolidated Balance Sheet at December 31, 2007

F-2

Consolidated Statements of Income for the years ended December 31, 2007 and 2006

F-3

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007 and 2006

F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006

F-5

Notes to Consolidated Financial Statements

F-7-F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Eastern Environment Solutions, Corp.

Harbin, PRC

We have audited the accompanying consolidated balance sheet of Eastern Environment Solutions, Corp. and its subsidiaries as of December 31, 2007 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the two years ended December 31, 2007 and 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eastern Environment Solutions, Corp. and its subsidiaries as of December 31, 2007 and the results of its operations, changes in stockholders’ equity, and cash flows for each of the two years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

Bagell Josephs, Levine & Company, LLC

Bagell Josephs, Levine & Company, LLC

Marlton, New Jersey

March 10, 2008

EASTERN ENVIRONMENT SOLUTIONS CORPORATION
CONSOLIDATED BALANCE SHEET
As of December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$ 2,105,255
Accounts receivable	847,531
Inventory	7,325
Other receivables	18,961
Loan to related party	32,969
Total Current Assets	3,012,041

Property and equipment, net of accumulated depreciation of $768,270	5,708,388

Other assets:
Advances to suppliers	3,510,606

Total Assets	$ 12,231,035

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Loan payable - current portion	$ 1,401,559
Accounts payable	21,392
Taxes payable	143
Accrued expenses and other payables	71,394
Total Current Liabilities	1,494,488

Long-term liabilities:
Loan payable - net of current portion	966,592

Total Liabilities	2,461,080

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.0001 par value,
100,000 shares authorized; 12,020,186 shares
issued and outstanding as of December 31, 2007	1,202
Additional paid-in-capital	3,130,793
Accumulated other comprehensive income	1,157,547
Statutory reserves	186,156
Retained earnings - Unappropriated	5,294,257
Total Stockholders' Equity	9,769,955

Total Liabilities and Stockholders' Equity	$ 12,231,035

EASTERN ENVIRONMENT SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	FOR THE YEARS ENDED
	DECEMBER 31,
	2007	2006

Revenues	$ 1,996,078	$ 3,200,673

Cost of Goods Sold	316,700	427,350

Gross Profit	1,679,378	2,773,323

Selling, general and administrative	396,162	257,560

Income from operations	1,283,216	2,515,763

Other Income and (Expenses)
Interest income	6,179	5,156
Interest expense	-	(35,175)
Other income(expense)	125,890	(25,086)
Total other income and (expenses)	132,068	(55,106)

Income from operations before income taxes (benefits)	1,415,285	2,460,657

Provision for Income Taxes	-	42,610
Income Tax Benefits	-	(412,563)

Income Taxes (Benefits)	-	(369,953)

Net Income from continuing operations	1,415,285	2,830,610

Discontinued operations:
(Loss) from discontinued operations	(61,900)	(179,639)
Gain on disposal	259,333	-
Net income (loss) from discontinued operations	197,433	(179,639)

Net Income	1,612,718	2,650,971

Other Comprehensive Income -
Foreign currency translation gain	672,289	292,327

Comprehensive Income	$ 2,285,007	$ 2,943,298

Basic & Diluted Income (Loss) Per Share
Continuing Operations	$ 0.13	$ 6.36
Discontinued Operations	$ (0.01)	$ (0.40)

Weighted Average Number of Common Shares Outstanding	10,687,874	444,751

EASTERN ENVIRONMENT SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Statutory	Retained	Comprehensive
	Shares	Par Value	Paid in Capital	Income	Reserves	Earnings	Income	Total

Balance December 31, 2005	320,787	$ 32	$ 3,020,449	$ 192,931	$ 186,156	$ 1,030,568		$ 4,430,136

Conversion of notes payable on December 27, 2006	9,049,399	905	(905)					-

Prepaid consulting services			(19,500)					(19,500)

Comprehensive income
Net income for the year						2,650,971	2,650,971	2,650,971
Other comprehensive income, net of tax
Foreign currency translation adjustments				292,327			292,327	292,327
Comprehensive income							2,943,298

Balance December 31, 2006	9,370,186	937	3,000,044	485,258	186,156	3,681,539		7,353,934

Stock issued for consulting services	650,000	65	19,435					19,500

Stock issued for employee-based compensation	2,000,000	200	987,800					988,000

Unearned stock compensations			(876,486)					(876,486)

Comprehensive income
Net income for the year						1,612,718	1,612,718	1,612,718
Other comprehensive income, net of tax
Foreign currency translation adjustments				672,289			672,289	672,289
Comprehensive income							2,285,007

Balance December 31, 2007	12,020,186	$ 1,202	$ 3,130,793	$ 1,157,547	$ 186,156	$ 5,294,257		$ 9,769,955

EASTERN ENVIRONMENT SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED
	DECEMBER 31,
	2007	2006
Cash Flows From Operating Activities:
Continuing Operations:
Net income from continuing operations	$ 1,415,285	$ 2,830,610
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	265,324	222,022
Amortization of stock compensation	111,514	-
Amortization of consulting expenses	19,500	-

Changes in operating assets and liabilities:
Accounts receivable	(404,883)	185,602
Inventory	4,523	23,553
Other receivable	(13,570)	781,978
Advances to suppliers	(297,790)	(412,010)
Accounts payable	(63,382)	26,107
Taxes payable	(43,541)	(370,577)
Unearned revenue	-	(121,872)
Accrued expenses and other payables	37,767	2,969

Cash provided by continuing activities	1,030,746	3,168,382

Discontinued operations:
Net income (loss) from discontinued operations	197,433	(179,639)
Adjustments to reconcile net cash (used in) discontinued operations	(218,229)	138,547

Cash used in discontinued activities	(20,796)	(41,092)

Net cash provided by operating activities	1,009,950	3,127,290

Cash Flows From Investing Activities:
Purchase of property and equipment	(146,789)	(1,919)
(Additions) reduction to construction in process	(641,002)	(988,163)
Collections (payments) on loan to related parties	653,063	(686,032)

Cash used in investing activities	(134,728)	(1,676,114)
Cash provided by discontinued activities	26,842	-

Net cash used in investing activities	(107,886)	(1,676,114)

EASTERN ENVIRONMENT SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Cash Flows From Financing Activities
Reduction in long term debt	(531,626)	(966,592)
Repayment on related party loan	-	(324,032)

Cash used in financing activities	(531,626)	(1,290,624)
Cash provided by (used in) discontinuing activities	(6,046)	41,092

Net Cash used in financing activities	(537,672)	(1,249,532)

Effect of exchange rate changes on cash and cash equivalents	510,798	207,279

Increase in cash and cash equivalents	875,191	408,923

Cash and Cash Equivalents - Beginning of year	1,230,064	821,141

Cash and Cash Equivalents - End of year	$ 2,105,255	$ 1,230,064

SUPPLEMENTAL CASH FLOW INFORMATION:
During the year, cash was paid for the following:
Interest expense	$ 255,674	$ 35,175
Income taxes	$ -	$ -

Non-Cash Investing and Financing Activities:

Common stock issued for stock-based compensations	$ 988,000	$ -

Common stock issued for consulting services	$ 19,500	$ -

EASTERN ENVIRONMENT SOLUTIONS, CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements for the years ended December 31, 2007 and 2006 include the accounts of the Company and its wholly owned subsidiary, Harbin Yifeng and Harbin Yifeng’s wholly owned subsidiary, Harbin Yifeng Zhiye Mananagement Co., Ltd. (“Yifeng Zhiye”) as well as discontinued operations of Datone Inc. and NB Telecom, Inc.   All significant inter-company balances and transactions are eliminated in consolidation.

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

Accounts Receivables

Accounts receivables are stated at net realizable value. Any allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. A considerate amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging analysis. The Company’s receivables are primarily due from municipal government of Harbin City and are considered fully collectible. Therefore, no allowance for doubtful accounts was deemed necessary for the years ended December 31, 2007 and 2006.

Inventories

   Inventories mainly consist of the raw materials and supplies to be used in the regular day-to-   day operations. Inventories are valued at the lower of cost or market with cost determined on a first-in first-out basis.

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation.  Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of 5-10 years.

Advance to suppliers

Advance to suppliers represent the payments made and recorded in advance for goods and services.  Advances were also made for the purchase of the materials and equipments of the Company’s construction in progress. The final phase of the construction is not completed.  As such, no amortization was made for the years ended December 31, 2007 and 2006.

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

Earnings per share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no common stock equivalents available for dilution purposes as of December 31, 2007 and 2006.

New accounting pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAA 157 will not have a material impact on our consolidated financial positions, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- including an Amendment of FASB Statement No. 115

(“SFAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for us beginning January 1, 2008. We are currently evaluating the potential impact of the adoption of SFAS 159 on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of SFAS 141R on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of SFAS 160 on our consolidated financial position, results of operations or cash flows.

3.   PROPERTY AND EQUIPMENT, NET

Property and equipment at December 31, 2007 consist of the following:

Machinery & Equipment	$ 820,278
Automobiles	358,326
Landfills	1,990,459
Subtotal	3,169,063
Less: Accumulated Depreciation	(768,270)
Construction in progress	3,307,595
Total Property and equipment, net	$5,708,388

Depreciation expenses for the year ended December 31, 2007 and 2006 were $265,324 and $222,022 respectively.

Construction in progress represents direct costs of construction or acquisition and design fees incurred for the Company’s new plant and equipment as well as the interest expenses paid for the bank loan borrowed to finance the project. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for its intended use.  Interest expense in the amount of $255,674 was capitalized for the year ended December 31, 2007.

As of December 31, 2007, the costs involved with construction in progress amounted to the total of $3,307,595.

4.   INVENTORY

Inventory as of December 31, 2007 consists of the following:

Materials	$ 7,009
Supplies	316
Total	$ 7,325

No allowance for inventory was made for the years ended December 31, 2007.

5.  RELATED PARTY TRANSACTIONS

As of December 31, 2007, the Company has loans receivable in the amount of $32,969 from Mr. Shibin Jiang and Mr. Yun Wang, who are both shareholders of the Company. The loans are unsecured and interest free. The management of the Company expects the entire amount of this outstanding loan will be repaid within one year.

6. MAJOR CUSTOMER

The Company has an exclusive 17-year agreement with Harbin Municipal Urban Administrative Bureau (“HMUAB”) to handle approximately one-third of the city’s solid waste disposal. The revenue from HMUAB alone accounted for 94% of the gross revenues for the year ended December 31, 2007. At December 31, 2007, the entire balance of accounts receivable was due from HMUAB.

7. BANK LOAN PAYABLE

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

Upon the suspension of the Company’s landfill operation as discussed in the following Note 13, the Company renegotiated with the Bank for a temporarily reduced quarterly principle repayments in the amount of $24,165 each quarter, starting in the third quarter of 2007. Once the Company resumes the landfill operation, it will be required to make the regular quarterly repayments as agreed. In 2007, principal payments in the amount of $531,625 were made.

As of December 31, 2007, the loan payable consists of the following:

Loan payable	$2,368,151
Less: current portion	1,401,559
Loan payable - non-current portion	$ 966,592

The non-current portion of the loan payable will be due in 2009.

8.  INCOME TAXES

United States Tax

EESC is subject to United States of America tax law. No provision for income taxes in the United States or elsewhere has been made as EESC had no taxable income subject to U.S. taxes for the year ended December 31, 2007.

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

Harbin Yifeng was granted the status of WFOE in the fourth quarter of 2006 upon the reserve merger with USIP with a choice of starting the tax holiday immediately or the next calendar year. Harbin Yifeng elected for this tax holiday to commence in January 2007. Its two-year tax exemption period will be from January 1, 2007 to December 31, 2008 and the three-year income tax reduction period will be from January 1, 2009 to December 31, 2011. As a part of this election, Harbin Yifeng will still be liable for the income tax from the date of the approval  (December  1, 2006) to December 31, 2006. All of the income taxes accrued prior to December 1, 2006 in the amount of $412,563 have been forgiven and included in the Statements of Income for the year ended December 31, 2006 as income tax benefits

Based on the current Chinese laws, Yifeng Zhiye, Harbin Yifeng’s  wholly -owned subsidiary, is exempted from both income tax and value-added tax for three years starting August 2004 because Zhiye hires retired veterans and the government grants tax incentives for such employers. As a result of this exemption, Yifeng Zhiye did not record any income tax provision for the years ended December 31, 2007 and 2006.

9. STATUTORY RESERVES

Pursuant to the laws of People’s Republic of China, the Company is generally required to maintain certain statutory reserves by appropriating from its after-tax profit before declaration or payment of dividends. The reserves, which include a general reserve fund and a common welfare fund, form part of the equity of the Company. The general reserve fund requires annual appropriations of at least 10% of after-tax profit (as determined under PRC GAAP); the common welfare fund appropriations are at the Company’s discretion.  The appropriation to statutory reserve ceases when the balances of the reserve reach 50% of the registered capital of the Company. However, the laws exclude the companies owned by foreign entities. In this case, the Company’s Chinese subsidiaries fall within the category of the companies that can be exempted from making any statutory reserves. The Company has elected to stop making any more reserves.

The following represents the accumulated reserves the Company already made as of December 31, 2007:

General Reserve	$ 124,104
Common Welfare Reserve	62,052
Total	$ 186,156

10. STOCKHOLDERS’ EQUITY

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

The Company has 12,020,186 shares of common stock issued and outstanding as of December 31, 2007.

11.   STOCK-BASED COMPENSATION

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

A summary of the status of the Company’s deferred stock compensation under the Plan as of December 31, 2007, and changes for the year ended December 31, 2007, is presented below:

Deferred stock compensation as of January 1, 2007	$ -
Deferred stock compensation granted	988,000
Compensation expenses debited to statement of operations	-
with a credit to additional paid-in capital	(111,514)
Deferred stock compensation as of December 31, 2007	$ 876,486

12. DISCONTINUED OPERATIONS

On June 27, 2007, the Company spun off its two wholly-owned Subsidiaries, Datone, Inc. and NB Telecom, Inc. to a Trust account for the benefits of those shareholders on record as of August 24, 2006 (“Shareholders”). The financial statements for the period ended September 30, 2007 include reclassifications of the operations of the Company to reflect the disposal of the subsidiaries below the line as discontinued operations in accordance with the provisions of FASB 144, “ Accounting for the Impairment or Disposal of Long-Lived Assets”. There was a one-time $259,333 of gain on disposal recognized in the Statement of Operations for the year ended December 31, 2007 as a result of this disposition.

13. COMMITMENTS AND CONTINGENCIES

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

Date: March 31, 2008

/s/ Yun Wang

Yun Wang

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Yun Wang

March 31, 2008

Yun Wang

Director, Chief Executive Officer

/s/ Jianhua Sun

March 31, 2008

Jianhua Sun

Director, Chief Financial Officer

/s/ Shibin Jiang

March 31, 2008

Shibin Jiang, Director