Form 10-Q
period 2008-03-31
Eastern Environment Solutions Corp.
filed 2008-05-13
CIK 1119721

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2008

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-31193

EASTERN ENVIRONMENT SOLUTIONS CORP.
(Name of Small Business Issuer in its Charter)
Nevada	16-1583162
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

Harbin Dongdazhi Street 165, Harbin, P.R. China	150001
(Address of Principal Executive Offices)	(Zip Code)

Issuer's Telephone Number: 86-451-5394-8666

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]                  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer     Accelerated filer __   Non-accelerated filer     Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [   ]  No [ X]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

May 9, 2008

Common Voting Stock: 12,020,186

EASTERN ENVIRONMENT SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2008 (Unaudited)	2007 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$ 2,018,450	$ 2,105,255
Accounts receivable	1,317,741	847,531
Inventory	5,275	7,325
Other receivables	5,804	18,961
Loan to related party	25,829	32,969
Total Current Assets	3,373,099	3,012,041

Property and equipment, net of accumulated depreciation	5,951,210	5,708,388

Other asset:
Advance to suppliers	3,666,353	3,510,606
Total other asset	3,666,353	3,510,606

Total Assets	$ 12,990,661	$ 12,231,035

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Loan payable - current portion	$ 1,619,042	$ 1,401,559
Accounts payable	22,255	21,392
Taxes payable	94	143
Accrued expenses and other payables	54,514	71,394
Total Current Liabilities	1,695,904	1,494,488

Long-term liabilities:
Loan payable - net of current portion	724,944	966,592

Total Liabilities	2,420,848	2,461,080

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.0001 par value,
100,000,000 shares authorized; 12,020,186
shares issued and outstanding at March 31, 2008 and December 31, 2007	1,202	1,202
Additional paid-in-capital	3,201,793	3,130,793
Accumulated other comprehensive income	1,649,022	1,157,547
Statutory reserves	186,156	186,156
Retained earnings	5,531,641	5,294,257
Total Stockholders' Equity	10,569,814	9,769,955

Total Liabilities and Stockholders' Equity	$ 12,990,661	$ 12,231,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTERN ENVIRONMENT SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2008	2007

Revenues	$ 426,907	$ 587,980

Cost of Goods Sold	58,869	87,374

Gross Profit	368,038	500,607

Operating Expenses
Selling, general and administrative	134,049	73,896

Income before other Income and (Expenses)	233,989	426,710

Other Income and (Expenses)	3,395	35,443

Income Before Income Taxes	237,384	462,153

Provision for Income Taxes	-	-

Net Income from operations	$ 237,384	$ 462,153

Net loss from discontinued operations, net of tax effects of $0	-	(3,673)

Net income	$ 237,384	$ 458,480

Basic and diluted income (loss) per share
Continuing operations	$ 0.02	$ 0.05
Discontinued operations	$ -	$ -

Weighted average number of common shares outstanding	12,020,186	9,955,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTERN ENVIRONMENT SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31,

	2008	2007
Cash Flows From Operating Activities:
Net income	$ 237,384	$ 458,480
Adjustments to reconcile net income to net cash
provided by(used in) operating activities:
Depreciation and amortization	58,467	64,975
Amortization of consulting expenses	69,284	19,500

Changes in operating assets and liabilities:
Accounts receivable	(470,210)	48,395
Inventory	2,050	(20,903)
Other receivable	13,157	(151,529)
Advances to suppliers	(155,747)	21,366
Accounts payable	862	(45,148)
Taxes payable	(49)	(43,515)
Accrued expenses and other payables	(15,165)	8,520
Cash provided by (used in) continuing activities	(259,967)	360,141
Cash provided by discontinued activities	-	8,425
Net cash provided by (used in) operating activities	(259,967)	368,566

Cash Flows From Investing Activities:
Purchase of property and equipment	-	(2,430)
(Additions) reduction to construction in process	(205,783)	(270,351)
Decrease in loan to related party	7,140	-
Net cash (used in) investing activities	(198,643)	(272,781)

Cash Flows From Financing Activities
Reduction in bank loan payable	(27,924)	(241,648)
Cash (used in) financing activities	(27,924)	(241,648)
Cash (used in) discontinuing activities	-	(4,752)
Net cash (used in) financing activities	(27,924)	(246,400)

Effect of exchange rate changes on cash and cash equivalents	399,729	57,713

Decrease in cash and cash equivalents	(86,805)	(92,902)
Cash and Cash Equivalents - Beginning of period	2,105,255	1,230,064
Cash and Cash Equivalents - End of period	$ 2,018,450	$ 1,137,162

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Interest expense	$ 69,116	$ 65,687
Income taxes	$ -	$ -
Non-Cash Investing and Financing Activities:
Common stock issued for consulting services	$ -	$ 19,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTERN ENVIRONMENT SOLUTIONS, CORP

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

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

EASTERN ENVIRONMENT SOLUTIONS, CORP

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivables

Accounts receivables are stated at net realizable value. Any allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. A considerate amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging analysis. The Company’s receivables are primarily due from municipal government of Harbin City and are considered fully collectible. Therefore, no allowance for doubtful accounts was deemed necessary for the three months ended March 31, 2008 and 2007.

Inventory

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

Advance to suppliers

Advance to suppliers represent the payments made and recorded in advance for goods and services.  Advances were also made for the purchase of the materials and equipments of the Company’s construction in progress. The final phase of the construction is not completed.  As such, no amortization was made for the three months ended March 31, 2008 and 2007.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (Continued)

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

EASTERN ENVIRONMENT SOLUTIONS, CORP

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based compensation (continued)

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

Earnings per share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no common stock equivalents available for dilution purposes as of March 31, 2008.

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

EASTERN ENVIRONMENT SOLUTIONS, CORP

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New accounting pronouncements (continued)

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

NOTE 3. PROPERTY AND EQUIPMENT, NET

Property and equipment at March 31, 2008 and December 31, 2007 consist of the following:

	March 31, 2008	December 31, 2007
Machinery & Equipment	$ 949,773	$ 820,278
Vehicles	311,796	358,326
Landfills	2,035,215	1,990,459
Subtotal	3,296,784	3,169,063
Less: Accumulated Depreciation	(858,952)	(768,270)
Construction in progress	3,513,378	3,307,595

Total Property and equipment, net	$ 5,951,210	$ 5,708,388

Depreciation expense for the three months ended March 31, 2008 and 2007 was $ 61,542 and $64,975, respectively.

EASTERN ENVIRONMENT SOLUTIONS, CORP

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (Continued)

NOTE 3. PROPERTY AND EQUIPMENT, NET (Continued)

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

NOTE 4.   INVENTORY

Inventory as of March 31, 2008 and December 31, 2007 consists of the following:

	March 31, 2008	December 31, 2007
Materials	$ 719	$ 7,009
Supplies	4,556	316

Total	$ 5,275	$ 7,325

No allowance for inventory was made for the three months ended March 31, 2008 and for the year 2007.

NOTE 5. RELATED PARTY TRANSACTIONS

As of March 31, 2008, the Company has loans receivable in the amount of $25,829 from Mr. Shibin Jiang and Mr. Yun Wang, who are both shareholders of the Company. The loans are unsecured and interest free. The management of the Company expects the entire amount of this outstanding loan will be repaid within one year.

NOTE 6. MAJOR CUSTOMER

The Company has an exclusive 17-year agreement with Harbin Municipal Urban Administrative Bureau (“HMUAB”) to handle approximately one-third of the city’s solid waste disposal. The revenue from HMUAB alone accounted for 100% of the gross revenues for the three months ended March 31, 2008. At March 31, 2008, the entire balance of accounts receivable was due from HMUAB.

EASTERN ENVIRONMENT SOLUTIONS, CORP

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (Continued)

NOTE 7. BANK LOAN PAYABLE

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

Upon the suspension of the Company’s landfill operation as discussed in the following Note 11, the Company renegotiated with the Bank for a temporarily reduced quarterly principle repayments in the amount of RMB 200,000 each quarter, starting in the third quarter of 2007. Once the Company resumes the landfill operation, it will be required to make the regular quarterly repayments as agreed. For the three months ended March 31, 2008, principal payments in the amount of $27,924 were made.

As of March 31, 2008 and December 31, 2007, the loan payable consists of the following:

	March 31, 2008	December 31, 2007
Loan payable	$ 2,343,986	$ 2,368,151
Less: current portion	1,619,042	1,401,559

Loan payable - non-current portion	$ 724,944	$ 966,592

The non-current portion of the loan payable will be due in 2009.

NOTE 8.  INCOME TAXES

United States Tax

EESC is subject to United States of America tax law. No provision for income taxes in the United States or elsewhere has been made as EESC had no taxable income subject to U.S. taxes for the three months ended March 31, 2008.

PRC Tax

Two of the Company’s operating subsidiaries, Harbin Yifeng and Yifeng Zhiye are both registered and operate in Harbin, China. They are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are normally subject to tax at a statutory rate of 25% and were, until January 2008, subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax) on its taxable income. Upon the acquisition of Harbin Yifeng by AEEC, Harbin Yifeng has applied to be treated as

EASTERN ENVIRONMENT SOLUTIONS, CORP

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (Continued)

NOTE 8.  INCOME TAXES (Continued)

PRC Tax (Continued)

a Wholly Foreign Owned Enterprise (“WFOE”). In accordance with the relevant income tax laws, the profits of WFOEs are fully exempted from income tax for two years, from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% income tax reduction for the immediate next three calendar years (“tax holiday”).

Harbin Yifeng was granted the status of WFOE in the fourth quarter of 2006 upon the reverse merger with USIP with a choice of starting the tax holiday immediately or the next calendar year. Harbin Yifeng elected for this tax holiday to commence in January 2007. Its two-year tax exemption period will be from January 1, 2007 to December 31, 2008 and the three-year income tax reduction period will be from January 1, 2009 to December 31, 2011.

On the other hand, Yifeng Zhiye, Harbin Yifeng’s wholly-owned subsidiary, is exempted from both income tax and value-added tax for three years starting August 2004 because Zhiye hires retired veterans and the government grants tax incentives for such employers.

On March 16, 2007, National People's Congress passed a new corporate income tax law (the “New CIT Law”), which became effective on January 1, 2008. This new corporate income tax unifies the corporate income tax rate, cost deductions and tax incentive policies for both domestic and foreign-invested enterprises in China.  Under the new CIT law, the corporate income tax rate applicable to all Companies will be 25%, replacing the current applicable tax rate of 33%. However, companies previously being approved for any income holiday will not be subject to the new enacted tax rate until the holiday runs out. Accordingly, the applicable corporate income tax rate of our Chinese subsidiaries will incrementally decrease to 12.5% (50% of new applicable rate of 25%) for the three-year income tax reduction period.

NOTE 9.   STOCKHOLDERS' EQUITY

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

The Company has 12,020,186 shares of common stock issued and outstanding as of March 31, 2008.

NOTE 10.   STOCK-BASED COMPENSATION

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

The Company granted a total of 2,000,000 shares of its common stock to twenty-two employees in 2007 under the Plan with a weighted average grant price of $0.49 and average vesting period of 3 years.

A summary of the status of the Company’s deferred stock compensation under the Plan as of March 31, 2008, and changes for the three months ended March 31, 2008, is presented below:

Deferred stock compensation as of January 1, 2008	$ 876,486
Deferred stock compensation granted	-
Compensation expenses debited to statement of operations	-
with a credit to additional paid-in capital	(71,000)
Deferred stock compensation as of March 31, 2008	$ 805,486

NOTE 11. COMMITMENTS AND CONTINGENCIES

On June 13, 2007, the company filed a Form 8-K with SEC, announced that in accordance with the PRC National Environment Protection Bureau’s request in relation to landfills and adjustments to their peripheral inhabitants’ well-being, the Harbin municipal government city administrative bureau is carrying out certain adjustments to the original landfill plans of our subsidiary, Harbin Yifeng Eco-environment Co. Ltd. (“Harbin Yifeng”).  Such adjustments will result in the relocation of some peripheral inhabitants of the landfill and its wastewater disposal plant. The costs of such adjustments will be borne by the Harbin municipal government city administrative bureau.  These measures will disrupt Harbin Yifeng’s normal operations.  After careful consideration, our Board of Directors has decided to temporarily suspend Harbin Yifeng’s operations effective June 13, 2007, for an estimated period of 9 months (the “Suspension Period”) while these measures are being carried out. However, Harbin Yifeng will still be collecting the minimum fixed fees for the Suspension Period as per the “Special Permission Operation Rights Contract”, which Harbin Yifeng had signed with the Harbin municipal government city administrative bureau on September 1, 2003. The bureau will compensate and pay Harbin Yifeng a sum equivalent to the fee for disposing 800 tons of waste per day during the Suspension Period.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Forward-Looking Statements: No Assurances Intended

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Eastern Environment Solutions, Corp.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis—Risk Factors That May Affect Future Results.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Results of Operations

The growth of our business was delayed in June 2007, when the Harbin Municipal Urban Administrative Bureau (“HMUAB”), which is our only customer, was mandated by the PRC National Environment Protection Bureau to carry out certain modifications to the development of its landfill for the protection of local residents.  The modifications involve the relocation of some of the neighboring residents, as well as the relocation of our wastewater disposal plant.  The cost of the modifications is being born entirely by the HMUAB.  Nevertheless, while the modifications are ongoing, we have suspended our operations at the Landfill, which are currently our only source of revenue.  We expect to recommence operations at the Landfill in June 2008, although the date will depend on the efficiency with which HMUAB completes the modifications.

In accordance with the terms of our contract, the HMUAB has paid us, during the period of suspended operations, a sum equivalent to the fee for processing 800 tons of waste per day, which is approximately 66% of the Landfill’s capacity.  As a result, our revenue from waste processing during the first quarter of 2008 fell by 27% from $587,980 to $426,907.  We expect that as soon as we recommence operations at the Landfill, we will return to our earlier revenue level for waste processing operations.  From that baseline, we will endeavor to expand our waste processing operations by (a) pursuing strategic acquisitions, (b) developing additional landfills, and (c) implementing recycling technologies that will provide additional revenue sources, such as the sale of methane to the electric power industry.  Given the overwhelming growth of China’s cities, we expect there to be plentiful market opportunities.

Although our revenues in the quarter ended March 31, 2008 were achieved without any production on our part, we still realized $58,869 in cost of goods sold.  These costs are attributable to the fact that we have retained our core employees on salary, even as we had no revenue producing work for them to perform.  Management determined that eliminating the Company’s employee base during the landfill suspension would make it very difficult to revive that operation when the suspension ends.

Our selling, general and administrative expenses increased by 84% from the first quarter of 2007 ($73,896) to the first quarter of 2008 ($134,049).  The increase is entirely attributable to the expensing of stock compensation that we gave to employees and consultants early in 2007 as incentives for future services.  At March 31, 2008 there remained $805,486 in deferred stock compensation expense on our books, which will be amortized as expenses over the expected terms of service of the employees and consultants who received the shares.

The Company’s revenue less expenses produced a pre-tax income from continuing operations of $237,384 in the quarter ended March 31, 2008, compared to a pre-tax income from continuing operations of $462,153 in the three months ended March 31, 2007.  As a result of Chinese tax laws that reward foreign investment in China, Yifeng is entitled to exemption for income taxes during 2007 and 2008, followed by a 50% abatement of taxes from 2009 to 2011.  Our net income for the first quarter of 2008, therefore, was identical to our pre-tax income, representing $0.02 per share.  In the first quarter of 2007 we realized net income of $458,480, which represented $.05 per share.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the three months ended March 31, 2008, the effect of converting our financial results to Dollars was to add $491,475 to our accumulated other comprehensive income.

Liquidity and Capital Resources

To date, we have financed our operation and met capital expenditure requirements primarily through bank loans and operating income. On November 18, 2004, the Company received a long-term loan from Industrial and Commercial Bank of China, Harbin Branch in the amount of $4,832,960, secured by the Company’s building. The loan is for a 5-year term, maturing November 15, 2009. Pursuant to the loan agreement, the interest rate for the first year was set at 7.605%. Starting from the second year and thereafter, the rates become adjustable based on the change of the official rates at the time. In addition to paying the quarterly interest, the Company is also required to make $241,648 pre-determined principal repayments every quarter. When our operations at the Landfill were suspended, the Bank agreed to reduce our debt service requirements, with the result that in the three months ended March 31, 2008, we made principal payments of only $27,924.  That abatement will end when we recommence operations at the Landfill.  The entire amount of the loan is due to be paid by the end of 2009.

Our working capital at March 31, 2008 totaled $1,677,195, an increase of $159,642 from our working capital at December 31, 2007.  The increase in working capital lagged our net income for the quarter, as we applied $205,783 of net income to our ongoing construction efforts at the Harbin landfill.  The largest component of the increase in our working capital consisted of $470,210 in additional accounts receivable.  The increase results from the fact that we are dependent on one source of revenue – compensation payments made by the HMUAB to offset our loss of revenue during the suspension of Landfill operations.  While the landfill is closed, HMUAB has made few payments, and none during the three months ended March 31, 2008.    Nevertheless we do not consider the receivable to be at risk, and have made no provision for doubtful accounts.

After property and equipment – primarily our investment in the Landfill – our largest asset category at March 31, 2008 was “advances to suppliers,” totaling $3,666,353, an increase of $155,747 for the quarter.  These amounts primarily represent payments to contractors for work on Phase I and Phase II of the Landfill.  The asset will be reclassified as “property and equipment” when the related construction projects are completed.

Our operating subsidiary, Yifeng, has sufficient liquidity to fund its near-term operations and to fund the working capital demands of a modest expansion of its operations.  In order to complete Phase II and Phase III of the Landfill project within the next six years, it will be necessary that we obtain additional debt or equity financing.  In addition, if we are to achieve critical mass in our industry by developing new landfills, we will require substantial infusions of capital.  We do not know at this time whether we will be able to secure such financing, or on what terms it might be available.

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

Risk Factors That May Affect Future Results

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information contained in this Report, including the financial statements and the related notes, before deciding whether to purchase any shares of our common stock. If any of the following risks occurs, our business, financial condition or operating results could materially suffer. In that event, the trading price of our common stock could decline and you may lose all or part of your investment.

We rely on one relationship for all of our current revenues.

All of our revenues in 2007 and 2008 have arisen from our relationship with the Government of Harbin, specifically from one landfill operation.  We intend that in the future we will expand our operations to develop other revenue-producing relationships, but we have no immediate prospects for such plan.  If our relationship with the City of Harbin becomes disrupted for any reason before we develop other sources of revenue, we will have no source of revenue, and our business would fail.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the

Company’s disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)

Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this annual report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

 PART II   -   OTHER INFORMATION

Item 6.

Exhibits

 31.1

Rule 13a-14(a) Certification – CEO

31.2

Rule 13a-14(a) Certification - CFO

32

Rule 13a-14(b) Certifications

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

EASTERN ENVIRONMENT SOLUTIONS, CORP.

Date: May 13, 2008

By: /s/ Yun Wang

Yun Wang, Chief Executive Officer