Form 10-Q
period 2008-06-30
Eastern Environment Solutions Corp.
filed 2008-08-12
CIK 1119721

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 0-31193

EASTERN ENVIRONMENT SOLUTIONS, CORP.
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

Yes  X                    No  __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer  __ Accelerated filer  __   Non-accelerated filer  __ Small reporting company _X_
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes __   No _X_

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

August 11, 2008
Common Voting Stock: 14,970,186

EASTERN ENVIRONMENT SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2008 (Unaudited)	2008 (Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$2,117,824	$2,105,255
Accounts receivable	1,604,136	847,531
Inventory	5,393	7,325
Other receivables	5,933	18,961
Loan to related party	26,405	32,969
Total Current Assets	3,759,691	3,012,041

Property and equipment, net of accumulated depreciation	6,095,582	5,708,388

Other asset:
Advance to suppliers	3,748,082	3,510,606
Total other asset	3,748,082	3,510,606

Total Assets	$13,603,355	$12,231,035

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Loan payable - current portion	$1,836,525	$1,401,559
Accounts payable	22,751	21,392
Taxes payable	119	143
Accrued expenses and other payables	62,898	71,394
Total Current Liabilities	1,922,293	1,494,488

Long-term liabilities:
Loan payable - net of current portion	483,296	966,592

Total Liabilities	2,405,589	2,461,080

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.0001 par value, 100,000,000 shares authorized;
14,970,186 and 12,020,186 shares issued and outstanding
as of June 30, 2008 and December 31, 2007, respectively	1,497	1,202
Additional paid-in-capital	3,262,040	3,130,793
Accumulated other comprehensive income	1,937,194	1,157,547
Statutory reserves	186,156	186,156
Retained earnings	5,810,879	5,294,257
Total Stockholders' Equity	11,197,766	9,769,955

Total Liabilities and Stockholders' Equity	$13,603,355	$12,231,035

EASTERN ENVIRONMENT SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the six and three months ended June 30, 2008 and 2007

	Six-Month Ended		Three-Month Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$866,285	$1,165,505	$439,462	$577,470

Cost of Goods Sold	124,143	174,938	65,353	94,356

Gross Profit	742,142	990,567	374,109	483,114

Operating Expenses
Selling, general and administrative	232,574	154,339	98,120	80,805

Income before other Income and (Expenses)	509,568	836,228	275,989	402,309

Other Income and (Expenses)	7,054	40,821	3,662	11,080

Income Before Income Taxes	516,622	877,049	279,650	413,389

Provision for Income Taxes	-	-	-	-

Net Income from operations	$516,622	$877,049	$279,650	$413,389

Net income from discontinued operations, net of tax effects of $0	-	197,433	-	201,272

Net income	$516,622	$1,074,482	$279,650	$614,661

Other Comprehensive Income:
Foreign currency transalation adjustment	779,647	234,241	288,172	140,153

Comprehensive income	$1,296,269	$1,308,723	$567,822	$754,814

Basic and diluted income (loss) per share
Continuing operations	$0.04	$0.09	$0.02	$0.04
Discontinued operations	$-	$0.02	$-	$0.02

Weighted average number of common shares outstanding	13,025,131	10,012,483	14,030,076	10,076,229

EASTERN ENVIRONMENT SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30,

	2008	2007
Cash Flows From Operating Activities:
Continuing Operations:
Net income from continuing operations	$516,622	$877,049
Adjustments to reconcile net income to net cash
provided by(used in) operating activities:
Depreciation and amortization	118,642	122,125
Amoritzation of stock compensation	131,542	25,111

Changes in operating assets and liabilities:
Accounts receivable	(756,605)	(533,929)
Inventory	1,933	(21,718)
Other receivable	13,028	(48,828)
Advances to suppliers	(237,476)	(28,854)
Accounts payable	1,358	(64,275)
Taxes payable	(24)	(43,530)
Accrued expenses and other payables	(6,781)	11,240

Net Cash provided by (used in) continuing activities	(217,761)	294,391

Discontinued operations:
Net loss from discontinued operations	-	197,433
Adjustments to reconcile net cash (used in) discontinued operations	-	(218,229)

Net cash (used in) discontinued operations	-	(20,796)

Net cash provided by (used in) operating activities	(217,761)	273,595

Cash Flows From Investing Activities:
Purchase of property and equipment	-	(144,992)
(Additions) reduction to construction in process	(356,863)	(378,241)
Collections on loan to related parties	6,565	686,032

Cash provided by (used in) investing activities	(350,298)	162,798
Cash provided by discontinued activities	-	26,842

Net cash provided by (used in) investing activities	(350,298)	189,640

Cash Flows From Financing Activities:
Reduction in bank loan payable	(56,664)	(483,296)

Cash (used in) financing activities	(56,664)	(483,296)
Cash (used in) discontinuing activities	-	(6,046)

Net cash (used in) financing activities	(56,664)	(489,342)

Effect of exchange rate changes on cash and cash equivalents	637,293	174,694

Increase in cash and cash equivalents	12,569	148,588

Cash and Cash Equivalents - Beginning of period	2,105,255	1,230,064

Cash and Cash Equivalents - End of period	$2,117,824	$1,378,652

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Interest expense	$144,932	$65,687
Income taxes	$-	$44,628

Non-Cash Investing and Financing Activities:
Common stock issued for incentive employee compensation	$1,327,500	$101,100
Common stock issued for consulting services	$-	$19,500

EASTERN ENVIRONMENT SOLUTIONS, CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

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

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Company’s 2007 Form 10-KSB.

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

EASTERN ENVIRONMENT SOLUTIONS, CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivables

Accounts receivables are stated at net realizable value. Any allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. A considerate amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging analysis. The Company’s receivables are primarily due from municipal government of Harbin City and are considered fully collectible. Therefore, no allowance for doubtful accounts was deemed necessary for the six months ended June 30, 2008 and 2007.

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

Advance to suppliers

Advance to suppliers represent the payments made and recorded in advance for goods and services.  Advances were also made for the purchase of the materials and equipments of the Company’s construction in progress. The final phase of the construction is not completed.  As such, no amortization was made for the six months ended June 30, 2008 and 2007.

Revenue recognition

The Company utilizes the accrual method of accounting.  Revenue is recognized when service is provided and payments of the customers and collection are reasonably assured.  Payments made in advance of the services performed are charged to deferred revenue until performance has been completed.

EASTERN ENVIRONMENT SOLUTIONS, CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

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

EASTERN ENVIRONMENT SOLUTIONS, CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

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

Earnings per share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no common stock equivalents available for dilution purposes as of June 30, 2008.

New accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- including an Amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for us beginning January 1, 2008. We are currently valuating the potential impact of the adoption of SFAS 159 on our consolidated financial position, results of operations or cash flows.

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

EASTERN ENVIRONMENT SOLUTIONS, CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective on January 1, 2009. The Company is in the process of evaluating the new disclosure requirements under SFAS 161.

NOTE 3. PROPERTY AND EQUIPMENT, NET

Property and equipment at June 30, 2008 and December 31, 2007 consist of the following:

	June 30, 2008	December 31, 2007
Machinery & Equipment	$872,359	$820,278
Vehicles	381,077	358,326
Landfills	2,116,838	1,990,459
Subtotal	3,370,274	3,169,063
Less: Accumulated Depreciation	(939,150)	(768,270)
Construction in progress	3,664,458	3,307,595

Total Property and equipment, net	$6,095,582	$5,708,388

Depreciation expense for the six months ended June 30, 2008 and 2007 was $118,642 and $122,125, respectively.

EASTERN ENVIRONMENT SOLUTIONS, CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

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

NOTE 4.   INVENTORY

Inventory as of June 30, 2008 and December 31, 2007consists of the following:

	June 30, 2008	December 31, 2007
Materials	$735	$7,009
Supplies	4,658	316

Total	$5,393	$7,325

No allowance for inventory was made for the six months ended June 30, 2008 and 2007.

NOTE 5. RELATED PARTY TRANSACTIONS

As of June 30, 2008, the Company has loans receivable in the amount of $26,405 from Mr. Shibin Jiang and Mr. Yun Wang, who are both shareholders of the Company. The loans are unsecured and interest free. The management of the Company expects the entire amount of this outstanding loan will be repaid within one year.

NOTE 6. MAJOR CUSTOMER

The Company has an exclusive 17-year agreement with Harbin Municipal Urban Administrative Bureau (“HMUAB”) to handle approximately one-third of the city’s solid waste disposal. The revenue from HMUAB alone accounted for 100% of the gross revenues for the six months ended June 30, 2008. At June 30, 2008, the entire balance of accounts receivable was due from HMUAB.

EASTERN ENVIRONMENT SOLUTIONS, CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

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

Upon the suspension of the Company’s landfill operation as discussed in the following Note 11, the Company renegotiated with the Bank for a temporarily reduced quarterly principle repayments in the amount of RMB 200,000 each quarter, starting in the third quarter of 2007. Once the Company resumes the landfill operation, it will be required to make the regular quarterly repayments as agreed. For the six months ended June 30, 2008, principal payments in the amount of $56,664 were made.

As of June 30, 2008 and December 31, 2007, the loan payable consists of the following:

	June 30, 2008	December 31, 2007
Loan payable	$2,319,821	$2,368,151

Less: current portion	1,836,525	1,401,559

Loan payable - non-current portion	$483,296	$966,592

The non-current portion of the loan payable will be due in 2009.

NOTE 8.  INCOME TAXES

United States Tax

EESC is subject to United States of America tax law. No provision for income taxes in the United States or elsewhere has been made as EESC had no taxable income subject to U.S. taxes for the six month ended June 30, 2008.

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

EASTERN ENVIRONMENT SOLUTIONS, CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE 8.  INCOME TAXES (Continued)

PRC Tax (continued)

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

EASTERN ENVIRONMENT SOLUTIONS, CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE 9.   STOCKHOLDERS' EQUITY (Continued)

In the second and third quarter of 2007, the Company issued a total of 2,000,000 shares of its common stock as full compensation to 22 employees. An amount of $988,000 represents the aggregate fair value of the shares.

In the second quarter of 2008, the Company issued a total of 2,950,000 shares of its common stock as full compensation to consultants and 8 employees. An amount of $1,327,500 represents the aggregate fair value of the shares.

The Company has 14,970,186 shares of common stock issued and outstanding as of June 30, 2008.

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

The Company granted a total of 2,950,000 shares of its common stock to consultants and seven employees in 2008 under the Plan with a weighted average grant price of $0.45 and average vesting period of 10 years.

A summary of the status of the Company’s deferred stock compensation under the Plan as of June 30, 2008, and changes for the six month ended June 30, 2008, is presented below:

Deferred stock compensation as of January 1, 2008	$876,486
Deferred stock compensation granted	1,327,500
Compensation expenses debited to statement of operations	-
with a credit to additional paid-in capital	(131,542)

Deferred stock compensation as of March 31, 2008	$2,072,444

EASTERN ENVIRONMENT SOLUTIONS, CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE 11. COMMITMENTS AND CONTINGENCIES

On June 13, 2007, the company filed a Form 8-K with SEC, announced that in accordance with the PRC National Environment Protection Bureau’s request in relation to landfills and adjustments to their peripheral inhabitants’ well-being, the Harbin municipal government city administrative bureau is carrying out certain adjustments to the original landfill plans of our subsidiary, Harbin Yifeng Eco-environment Co. Ltd. (“Harbin Yifeng”).  Such adjustments will result in the relocation of some peripheral inhabitants of the landfill and its waste water disposal plant. The costs of such adjustments will be borne by the Harbin municipal government city administrative bureau.  These measures will disrupt Harbin Yifeng’s normal operations.  After careful consideration, our Board of Directors has decided to temporarily suspend Harbin Yifeng’s operations effective June 13, 2007, for an estimated period of 9 months (the “Suspension Period”) while these measures are being carried out. However, Harbin Yifeng will still be collecting the minimum fixed fees for the Suspension Period as per the “Special Permission Operation Rights Contract”, which Harbin Yifeng had signed with the Harbin municipal government city administrative bureau on September 1, 2003. The bureau will compensate and pay Harbin Yifeng a sum equivalent to the fee for disposing 800 tons of waste per day during the Suspension Period. As of June 30, 2008, Harbin Yifeng has not yet resumed the landfill operations.

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

Results of Operations

The growth of our business was delayed in June 2007, when the Harbin Municipal Urban Administrative Bureau (“HMUAB”), which is our only customer, was mandated by the PRC National Environment Protection Bureau to carry out certain modifications to the development of its landfill for the protection of local residents.  The modifications involve the relocation of some of the neighboring residents, as well as the relocation of our wastewater disposal plant.  The cost of the modifications is being born entirely by the HMUAB.  Nevertheless, while the modifications are ongoing, we have suspended our operations at the Landfill, which are currently our only source of revenue.  We expect to recommence operations at the Landfill in the near future, although the date will depend on the efficiency with which HMUAB completes the modifications.

In accordance with the terms of our contract, the HMUAB is required to paying us, during the period of suspended operations, a sum equivalent to the fee for processing 800 tons of waste per day, which is approximately 66% of the Landfill’s capacity.  As a result, our revenue from waste processing during the first six months of 2008 fell by 26% from $1,165,505 in the six months ended June 30, 2008 to $866,285, while our revenue for the quarter ended June 30, 2008 fell 24% from $577,470 in the three months ended June 30, 2007 to $439,462. We expect that as soon as we recommence operations at the Landfill, we will return to our earlier revenue level for waste processing operations.  From that baseline, we will endeavor to expand our waste processing operations by (a) pursuing strategic acquisitions, (b) developing additional landfills, and (c) implementing recycling technologies that will provide additional revenue sources, such as the sale of methane to the electric power industry.  Given the overwhelming growth of China’s cities, we expect there to be plentiful market opportunities.

Although our revenues in the six months ended June 30, 2008 were achieved without any production on our part, we still realized $124,143 in cost of goods sold.  These costs are attributable to the fact that we have retained our core employees on salary, even as we had no revenue producing work for them to perform.  Management determined that eliminating the Company’s employee base during the landfill suspension would make it very difficult to revive that operation when the suspension ends.

Our selling, general and administrative expenses increased by 51% from the first six months of 2007 ($154,339) to the first six months of 2008 ($232,574).  In the three months ended June 30, 2008 the increase was 21% over the three months ended June 30, 2007.  The increases are entirely attributable to the expensing of stock compensation that we gave to employees and consultants as incentives for future services.  At June 30, 2008 there remained $2,072,444 in deferred stock compensation expense on our books, which will be amortized as expenses over the expected terms of service of the employees and consultants who received the shares.

The Company’s revenue less expenses produced a pre-tax income from continuing operations of $516,622 in the six months ended June 30, 2008, compared to a pre-tax income from continuing operations of $877,049 in the six months ended June 30, 2007.  Our net pre-tax income from continuing operations during the three months ended June 30, 2008 was $279,650, compared to $413,389 in the same period of 2007.  As a result of Chinese tax laws that reward foreign investment in China, Yifeng is entitled to exemption from income taxes during 2007 and 2008, followed by a 50% abatement of taxes from 2009 to 2011.  Our net income for the first half and second quarter of 2008, therefore, was identical to our pre-tax income, representing $0.04 per share for the six month period and $0.02 per share for the three month period ended June 30, 2008.  In the corresponding periods of 2007 we realized net income from continuing operations that equaled $.09 per share for the six months and $.04 per share for the three months ended June 30, 2007.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the six months ended June 30, 2008, the effect of converting our financial results to Dollars was to add $779,647 to our accumulated other comprehensive income.

Liquidity and Capital Resources

To date, we have financed our operation and met capital expenditure requirements primarily through bank loans and operating income. On November 18, 2004, the Company received a long-term loan from Industrial and Commercial Bank of China, Harbin Branch in the amount of $4,832,960, secured by the Company’s building. The loan is for a 5-year term, maturing November 15, 2009. Pursuant to the loan agreement, the interest rate for the first year was set at 7.605%. Starting from the second year and thereafter, the rates become adjustable based on the change of the official rates at the time. In addition to paying the quarterly interest, the Company is also required to make $241,648 pre-determined principal repayments every quarter. When our operations at the Landfill were suspended, the Bank agreed to reduce our debt service requirements, with the result that in the six months ended June 30, 2008, we made principal payments of only $56,664.  That abatement will end when we recommence operations at the Landfill.  The entire amount of the loan is due to be paid by the end of 2009.

Our working capital at June 30, 2008 totaled $1,837,398, an increase of $319,845 from our working capital at December 31, 2007.  The increase in working capital lagged our net income for the six month period, as we applied $356,863 of net income to our ongoing construction efforts at the Harbin landfill.  The largest component of the increase in our working capital consisted of $756,605 in additional accounts receivable.  The increase results from the fact that we are dependent on one source of revenue – compensation payments made by the HMUAB to offset our loss of revenue during the suspension of Landfill operations.  While the landfill is closed, HMUAB has made few payments, and none during the six  months ended June 30, 2008.    Nevertheless we do not consider the receivable to be at risk, and have made no provision for doubtful accounts.

After property and equipment – primarily our investment in the Landfill – our largest asset category at June 30, 2008 was “advances to suppliers,” totaling $3,748,082, an increase of $237,476 since December 31, 2007.  These amounts primarily represent payments to contractors for work on Phase I and Phase II of the Landfill.  The asset will be reclassified as “property and equipment” when the related construction projects are completed.

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

Our bank deposits are not insured.

There is no insurance program in the PRC that protects bank deposits, in the way that bank deposits in the U.S. are given limited protection by the FDIC.  If the bank in which we maintain our cash assets were to fail, it is likely that we would lose most or all of our deposits.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

EASTERN ENVIRONMENT SOLUTIONS, CORP.

Date: August 11, 2008	By: /s/Yun Wang
Yun Wang, Chief Executive Officer