Form 10-Q
period 2008-09-30
Eastern Environment Solutions Corp.
filed 2008-11-10
CIK 1119721

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2008

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

November 7, 2008

Common Voting Stock: 14,970,186

EASTERN ENVIRONMENT SOLUTIONS, CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

TABLE OF CONTENTS

                                   Page(s)

Condensed Consolidated Balance Sheets as of September 30, 2008 (Unaudited)

and December 31, 2007 (Audited)

   1

Condensed Consolidated Statements of Income for the Nine Months

and Three Months Ended September 30, 2008 and 2007 (Unaudited)

   2

Condensed Consolidated Statements of Cash Flows for the Nine Months

Ended September 30, 2008 and 2007 (Unaudited)

   3-4

Notes to Condensed Consolidated Financial Statements (Unaudited)

              5-15

EASTERN ENVIRONMENT SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$ 1,680,306	$ 2,105,255
Accounts receivable	2,075,750	847,531
Inventory	11,103	7,325
Other receivables	782	18,961
Loan to related party	278,858	32,969
Total Current Assets	4,046,799	3,012,041

Property and equipment, net of accumulated depreciation	6,184,909	5,708,388

Other asset:
Advance to suppliers	3,800,905	3,510,606
Total other asset	3,800,905	3,510,606

Total Assets	$ 14,032,613	$ 12,231,035

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Loan payable - current portion	$ 2,054,008	$ 1,401,559
Accounts payable	22,982	21,392
Taxes payable	119	143
Accrued expenses and other payables	73,193	71,394
Total Current Liabilities	2,150,302	1,494,488

Long-term liabilities:
Loan payable - net of current portion	241,648	966,592

Total Liabilities	2,391,950	2,461,080

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.0001 par value, 100,000,000 shares authorized;
14,970,186 and 12,020,186 shares issued and outstanding
as of September 30, 2008 and December 31, 2007, respectively	1,497	1,202
Additional paid-in-capital	3,357,727	3,130,793
Accumulated other comprehensive income	2,071,370	1,157,547
Statutory reserves	186,156	186,156
Retained earnings	6,023,913	5,294,257
Total Stockholders' Equity	11,640,663	9,769,955

Total Liabilities and Stockholders' Equity	$ 14,032,613	$ 12,231,035

The accompanying notes are an integral part of these condensed consolidated financial statements

EASTERN ENVIRONMENT SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Nine and Three months ended September 30, 2008 and 2007

	Nine-Months Ended		Three-Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$ 1,318,179	$ 1,577,483	$ 452,080	$ 411,978

Cost of Goods Sold	212,013	267,839	88,392	92,901

Gross Profit	1,106,166	1,309,644	363,688	319,077

Operating Expenses
Selling, general and administrative	387,018	272,147	154,576	117,808

Income before other Income and (Expenses)	719,148	1,037,497	209,112	201,269

Other Income and (Expenses)	10,508	139,403	3,451	98,582

Income Before Income Taxes	729,656	1,176,900	212,563	299,851

Provision for Income Taxes	-	-	-	-

Net Income from operations	$ 729,656	$ 1,176,900	$ 212,563	$ 299,851

Net loss from discontinued operations, net of tax effects of $0	-	197,433	-	-

Net income	$ 729,656	$ 1,374,333	$ 212,563	$ 299,851

Other Comprehensive Income
Foreign currency transaction adjustment	$ 913,823	$ 894,459	$ 134,176	$ 174,960

Comprehensive income	$ 1,643,479	$ 2,268,792	$ 346,739	$ 474,811

Basic and diluted income (loss) per share
Continuing operations	$ 0.05	$ 0.12	$ 0.01	$ 0.03
Discontinued operations	$ -	$ 0.02	$ -	$ -

Weighted average number of common shares outstanding	13,678,215	10,048,778	14,970,186	10,120,185

The accompanying notes are an integral part of these condensed consolidated financial statements

EASTERN ENVIRONMENT SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine months ended September 30, 2008 and 2007

	Nine-Months Ended
	September 30,	September 30,
	2008	2007
Cash Flows From Operating Activities:
Continuing Operations:
Net income from continuing operations	$ 729,656	$ 1,176,900
Adjustments to reconcile net income to net cash
provided by(used in) operating activities:
Depreciation and amortization	179,871	187,047
Amortization of stock compensation	227,229	60,014

Changes in operating assets and liabilities:
Accounts receivable	(1,228,219)	(541,299)
Inventory	(3,778)	(5,103)
Other receivable	18,179	(245,357)
Advances to suppliers	(290,299)	(191,581)
Accounts payable	1,590	(63,949)
Taxes payable	(23)	(43,550)
Accrued expenses and other payables	3,514	242,801
Net Cash provided by (used in) continuing activities	(362,281)	575,923

Discontinued operations:
Net loss from discontinued operations	-	197,433
Adjustments to reconcile net cash	-	(218,229)
(used in) discontinued operations
Net cash (used in) discontinued operations	-	(20,796)
Net cash provided by (used in) operating activities	(362,281)	555,127

Cash Flows From Investing Activities:
Purchase of property and equipment	(491)	(148,971)
(Additions) reduction to construction in process	(482,580)	(489,550)
Collections on loan to related parties	(245,889)	686,032
Cash provided by (used in) investing activities	(728,960)	47,511
Cash provided by discontinued activities	-	26,842
Net cash provided by (used in) investing activities	(728,960)	74,353

Cash Flows From Financing Activities		-
Reduction in bank loan payable	(72,495)	(507,461)
Cash (used in) financing activities	(72,495)	(507,461)
Cash (used in) discontinuing activities	-	(6,046)
Net cash (used in) financing activities	(72,495)	(513,507)
Effect of exchange rate changes on cash and cash equivalents	738,787	311,170

Increase (Decrease) in cash and cash equivalents	(424,949)	427,143

Cash and Cash Equivalents - Beginning of period	2,105,255	1,230,064

Cash and Cash Equivalents - End of period	$ 1,680,306	$ 1,657,207

The accompanying notes are an integral part of these condensed consolidated financial statements

EASTERN ENVIRONMENT SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine months ended September 30, 2008 and 2007 (Cont’d)

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Interest expense	$ 213,066	$ 191,189
Income taxes	$ -	$ 44,628

Non-Cash Investing and Financing Activities:
Common stock issued for incentive employee compensation	$ 1,327,500	$ 988,000
Common stock issued for consulting services	$ -	$ 19,500

The accompanying notes are an integral part of these condensed consolidated financial statements

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivables

Accounts receivables are stated at net realizable value. Any allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. A considerate amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging analysis. The Company’s receivables are primarily due from municipal government of Harbin City and are considered fully collectible. Therefore, no allowance for doubtful accounts was deemed necessary for the nine months ended September 30, 2008 and 2007.

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

Advance to suppliers

Advance to suppliers represent the payments made and recorded in advance for goods and services.  Advances were also made for the purchase of the materials and equipments of the Company’s construction in progress. The final phase of the construction is not completed.  As such, no amortization was made for the nine months ended September 30, 2008 and 2007.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Continued)

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Continued)

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

Earnings per share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no common stock equivalents available for dilution purposes as of September 30, 2008.

      New accounting pronouncements

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Continued)

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

In June 2008, the FASB issued FASB Staff Position on Emerging Issues Task Force Issue 03-6, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. Early application is not permitted. Management is currently evaluating the impact FSP EITF 03-6-1 will have on the Company’s EPS calculations.

EASTERN ENVIRONMENT SOLUTIONS, CORP

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Continued)

NOTE 3. PROPERTY AND EQUIPMENT, NET

Property and equipment at September 30, 2008 and December 31, 2007 consist of the following:

	Septermber 30, 2008	December 31, 2007
Machinery & Equipment	$ 881,588	$ 820,278
Vehicles	385,120	358,326
Landfills	2,138,420	1,990,459
Subtotal	3,405,129	3,169,063
Less: Accumulated Depreciation	(1,010,395)	(768,270)
Construction in progress	3,790,175	3,307,595

Total Property and equipment, net	$ 6,184,909	$ 5,708,388

Depreciation expense for the nine months ended September 30, 2008 and 2007 was $179,871 and $187,047 respectively.

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

NOTE 4.   INVENTORY

Inventory as of September 30, 2008 and December 31, 2007consists of the following:

	September 30, 2008	December 31, 2007
Materials	$ 1,513	$ 7,009
Supplies	9,590	316

Total	$ 11,103	$ 7,325

No allowance for inventory was made for the nine months ended September 30, 2008 and 2007.

NOTE 5. RELATED PARTY TRANSACTIONS

As of September 30, 2008, the Company has loans receivable in the amount of $278,858 from related party.

EASTERN ENVIRONMENT SOLUTIONS, CORP

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Continued)

NOTE 5. RELATED PARTY TRANSACTIONS (Continued)

	September 30, 2008	December 31, 2007
Loan to Related Party
Shibin Jiang	$ 20,958	$ 4,440
Yun Wang	22,256	28,530
Harbin Binjiang Freight Co.,Ltd	235,644	-

Total Loan to related party	$ 278,858	$ 32,969

Mr. Shibin Jiang and Mr. Yun Wang are both shareholders of the Company. The loans to shareholders are unsecured and interest free. The management of the Company expects the entire amount of this outstanding loan to shareholder will be repaid within one year. Harbin Binjiang Freight Co., Ltd is an affiliated company partially owned by Mr. Yun Wang. The loan is also unsecured and bears 6.12% annual interest rate and expires on March 16, 2009.

NOTE 6. MAJOR CUSTOMER

The Company has an exclusive 17-year agreement with Harbin Municipal Urban Administrative Bureau (“HMUAB”) to handle approximately one-third of the city’s solid waste disposal. The revenue from HMUAB alone accounted for 100% of the gross revenues for the nine months ended September 30, 2008. At September 30, 2008, the entire balance of accounts receivable was due from HMUAB.

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

Upon the suspension of the Company’s landfill operation as discussed in the following Note 11, the Company renegotiated with the Bank for a temporarily reduced quarterly principle repayments in the amount of RMB 200,000 each quarter, starting in the third quarter of 2007. Once the Company resumes the landfill operation, it will be required to make the regular quarterly repayments as agreed. For the nine months ended September 30, 2008, principal payments in the amount of $72,495 were

EASTERN ENVIRONMENT SOLUTIONS, CORP

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Continued)

NOTE 7. BANK LOAN PAYABLE (Continued)

made.

As of September 30, 2008 and December 31, 2007, the loan payable consists of the following:

	September 30, 2008	December 31, 2007
Loan payable	$ 2,295,656	$ 2,368,151

Less: current portion	2,054,008	1,401,559

Loan payable - non-current portion	$ 241,648	$ 966,592

The non-current portion of the loan payable will be due in 2009.

NOTE 8.  INCOME TAXES

United States Tax

EESC is subject to United States of America tax law. No provision for income taxes in the United States or elsewhere has been made as EESC had no taxable income subject to U.S. taxes for the nine month ended September 30, 2008.

PRC Tax

Two of the Company’s operating subsidiaries, Harbin Yifeng and Yifeng Zhiye, are both registered and operate in Harbin, China. They are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are normally subject to tax at a statutory rate of 25% and were, until January 2008, subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax) on its taxable income.

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

Harbin Yifeng was granted the status of WFOE in the fourth quarter of 2006 upon the reserve merger with USIP with a choice of starting the tax holiday immediately or the next calendar year. Harbin

EASTERN ENVIRONMENT SOLUTIONS, CORP

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Continued)

NOTE 8.  INCOME TAXES (Continued)

PRC Tax (continued)

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

The Company has 14,970,186 shares of common stock issued and outstanding as of September 30, 2008.

EASTERN ENVIRONMENT SOLUTIONS, CORP

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Continued)

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

A summary of the status of the Company’s deferred stock compensation under the Plan as of September 30, 2008, and changes for the nine month ended September 30, 2008, is presented below:

Deferred stock compensation as of January 1, 2008	$ 876,486
Deferred stock compensation granted	1,327,500
Compensation expenses debited to statement of operations	-
with a credit to additional paid-in capital	(227,229)
Deferred stock compensation as of March 31, 2008	$ 1,976,757

NOTE 11. COMMITMENTS AND CONTINGENCIES

On June 13, 2007, the company filed a Form 8-K with SEC, announced that in accordance with the PRC National Environment Protection Bureau’s request in relation to landfills and adjustments to their peripheral inhabitants’ well-being, the Harbin municipal government city administrative bureau is carrying out certain adjustments to the original landfill plans of our subsidiary, Harbin Yifeng Eco-environment Co. Ltd. (“Harbin Yifeng”).  Such adjustments will result in the relocation of some peripheral inhabitants of the landfill and its waste water disposal plant. The costs of such adjustments will be borne by the Harbin municipal government city administrative bureau.  These measures will disrupt Harbin Yifeng’s normal operations.  After careful consideration, our Board of Directors has decided to temporarily suspend Harbin Yifeng’s operations effective June 13, 2007, for an estimated period of 9 months (the “Suspension Period”) while these measures are being carried out. However, Harbin Yifeng will still be collecting the minimum fixed fees for the Suspension Period as per the “Special Permission Operation Rights Contract”, which Harbin Yifeng had signed with the Harbin municipal government city administrative bureau on September 1, 2003. The bureau will compensate

EASTERN ENVIRONMENT SOLUTIONS, CORP

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Continued)

NOTE 11. COMMITMENTS AND CONTINGENCIES

and pay Harbin Yifeng a sum equivalent to the fee for disposing 800 tons of waste per day during the Suspension Period. As of September 30, 2008, Harbin Yifeng has not yet resumed the landfill operations.

.

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

In accordance with the terms of our contract, the HMUAB is required to paying us, during the period of suspended operations, a sum equivalent to the fee for processing 800 tons of waste per day, which is approximately 66% of the Landfill’s capacity.  As a result, our revenue from waste processing during the first nine months of 2008 fell by 16% from $1,577,483 in the nine months ended September 30, 2007 to $1,318,179.  Although our revenue for the recent quarter increased 10% from $411,978 in the three months ended Sept 30, 2007 to $452,080 during the quarter ended September 30, 2008, this primarily reflected the reduced value of the U.S. Dollar compared to the Chinese Renminbi, as our revenue in Renminbi remained unchanged. We expect that as soon as we recommence operations at the Landfill, we will return to our earlier revenue level for waste processing operations.  From that baseline, we will endeavor to expand our waste processing operations by (a) pursuing strategic acquisitions, (b) developing additional landfills, and (c) implementing recycling technologies that will provide additional revenue sources, such as the sale of methane to the electric power industry.  Given the overwhelming growth of China’s cities, we expect there to be plentiful market opportunities.

Although our revenues in the nine months ended September 30, 2008 were achieved without any production on our part, we still realized $212,013 in cost of goods sold.  These costs are attributable to the fact that we have retained our core employees on salary, even as we had no revenue producing work for them to perform.  Management determined that eliminating the Company’s employee base during the landfill suspension would make it very difficult to revive that operation when the suspension ends.

Our selling, general and administrative expenses increased by 42% from the first nine months of 2007 ($272,147) to the first nine months of 2008 ($387,018).  During the three months ended September 30, 2008 the increase was 31% over the three months ended September 30, 2007.  The increases are entirely attributable to the expensing of stock compensation that we gave to employees and consultants as incentives for future services.  At September 30, 2008 there remained $1,976,757 in deferred stock compensation expense on our books, which will be amortized as expenses over the expected terms of service of the employees and consultants who received the shares.

The Company’s revenue less expenses produced a pre-tax income from continuing operations of $729,656 during the nine months ended September 30, 2008, compared to a pre-tax income from continuing operations of $1,176,900 during the nine months ended September 30, 2007.  Our net pre-tax income from continuing operations during the three months ended September 30, 2008 was $212,563, compared to $299,851 in the same period of 2007.  As a result of Chinese tax laws that reward foreign investment in China, Yifeng is entitled to exemption from income taxes during 2007 and 2008, followed by a 50% abatement of taxes from 2009 to 2011.  Our net income for the first, second, and third quarter of 2008, therefore, was identical to our pre-tax income, representing $0.05 per share for the nine month period and $0.01 per share for the three month period ended September 30, 2008.  In the corresponding periods of 2007 we realized net income from continuing operations that equaled $0.12 per share for the nine months and $0.03 per share for the three months ended September 30, 2007.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the nine months ended September 30, 2008, the effect of converting our financial results to Dollars was to add $913,823 to our accumulated other comprehensive income.

Liquidity and Capital Resources

To date, we have financed our operation and met capital expenditure requirements primarily through bank loans and operating income. On November 18, 2004, the Company received a long-term loan from Industrial and Commercial Bank of China, Harbin Branch in the amount of $4,832,960, secured by the Company’s building. The loan is for a 5-year term, maturing November 15, 2009. Pursuant to the loan agreement, the interest rate for the first year was set at 7.605%. Starting from the second year and thereafter, the rates become adjustable based on the change of the official rates at the time. In addition to paying the quarterly interest, the Company is also required to make $241,648 pre-determined principal repayments every quarter. When our operations at the

Landfill were suspended, the Bank agreed to reduce our debt service requirements, with the result that in the nine months ended September 30, 2008, we made principal payments of only $72,495.  That abatement will end when we recommence operations at the Landfill.  The entire amount of the loan is due to be paid by the end of 2009.

Our working capital at September 30, 2008 totaled $1,896,497, an increase of $378,944 from our working capital at December 31, 2007.  The increase in working capital lagged our net income for the nine month period, as we applied $482,580 of net income to our ongoing construction efforts at the Harbin landfill.  The largest component of the increase in our working capital consisted of $1,228,219 in additional accounts receivable.  The increase results from the fact that we are dependent on one source of revenue – compensation payments made by the HMUAB to offset our loss of revenue during the suspension of Landfill operations.  While the landfill is closed, HMUAB has made few payments.  During the nine months ended September 30, 2008, HMUAB has paid only $188,752.  Nevertheless we do not consider the receivable to be at risk, and have made no provision for doubtful accounts.

After property and equipment – primarily our investment in the Landfill – our largest asset category at September 30, 2008 was “advances to suppliers,” totaling $3,800,905, an increase of $290,299 since December 31, 2007.  These amounts primarily represent payments to contractors for work on Phase I and Phase II of the Landfill.  The asset will be reclassified as “property and equipment” when the related construction projects are completed.

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

(b)

Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 7 2008

By: /s/Yun Wang

      Yun Wang, Chief Executive Officer