Form 10-K
period 2008-12-31
Eastern Environment Solutions Corp.
filed 2009-03-18
CIK 1119721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

( X )

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

(   )

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from _________ to __________

Commission File Number 0-31193

EASTERN ENVIRONMENT SOLUTIONS, CORP.

 (Exact Name of Registrant as Specified in Its Charter)

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

COMMON STOCK, $.0001 PAR VALUE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.    Yes __ No √_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes __ No √_

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  √_   No __

Indicate by check mark disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer    Accelerated filer _ Non-accelerated filer    Small reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No √_

As of March 13, 2009 the aggregate market value of the common stock held by non-affiliates was approximately $3,369,908, based upon the closing sale price on March 13, 2009 of $.58 per share.

As of March 13, 2009, there were 14,970,186 shares of common stock outstanding.

Documents incorporated by reference: NONE

PART I

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Eastern Environment Solutions, Corp.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

ITEM 1.

     BUSINESS

Our Corporate Structure

Our corporate structure is set forth below:

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

Zhiye’s consulting business generated approximately 27% of Yifeng’s total revenues for the fiscal year ended December 31, 2006.  None of that business carried over into 2007, however, and we realized no revenue from Zhiye in either 2007 or 2008.  Our plan is to seek new consulting business opportunities in 2009.

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

Yifeng owns the following equipment, which is utilized in the operation of the Landfill:

No.	Description	Quantity	Approximate Purchase Price (US$)
1	Bulldozer	2	134,500
2	Compaction machine	2	390,000
3	Red rock truck transportation vehicle	2	60,515
4	Hitachi excavator	1	165,000
5	Spray vehicle	1	20,625
6	Car loader	1	32,500
7	Card Ma Si transport vehicle	2	52,500
	Total		855,640

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

Employees

The Company currently has 53 employees:  45 associated with Yifeng and 8 with its subsidiary, Zhiye.  All of the Company’s employees are engaged full-time.  The Company believes that its relations with its employees are good.

ITEM 1A   RISK FACTORS

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

IITEM 1B    UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.

DESCRIPTION OF PROPERTY

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government allocates to landholders a temporary “land use right.” Yifeng has been allocated the land use rights for the Landfill. Set forth below is the detailed information regarding the land:

Allocation Authority	Location	Area (Square Meters)	Construction on the Land	Audited Value	Term of Use Right
Harbin Municipal Urban Administrative Bureau (“HMUAB”)	Northern Part to Jin Jia Town, Xiangyang County, City of Harbin	550,000	Office and Staff Buildings (6,000 Sq. M.)	RMB 14,270,928 (approximately US$1,918,015)	17 years from September 1, 2003

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

 ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.         SUBMISSION OF MATTERS TO AVOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.

         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

Bid
Quarter Ending	High	Low
March 31, 2007	$ 5.00	$ 1.40
June 30, 2007	$ 4.00	$ 1.01
September 30, 2007	$ 1.65	$ .30
December 31, 2007	$ 2.50	$ .60

March 31, 2008	$ 1.95	$ .65
June 30, 2008	$ 1.15	$ .41
September 30, 2008	$ 1.00	$ .68
December 31, 2008	$ .72	$ .20

(b) Shareholders

On March 10, 2009 there were approximately 259 holders of record of our common stock.

(c)  Dividends

Since the Company’s incorporation, no dividends have been paid on our Common Stock. We intend to retain any earnings for use in our  business  activities,  so it is not expected that  any  dividends  on our  common  stock  will be  declared  and  paid in the foreseeable future.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders.......	0	N.A.	0
Equity compensation plans not approved by security holders......	0	N.A.	0
Total..............	0	N.A.	0

(e)  Sale of Unregistered Securities

Eastern Environment did not effect any unregistered sales of equity securities during the 4th quarter of 2008.

 (f) Repurchase of Equity Securities

Eastern Environment did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2008.

ITEM 6.

         SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

In accordance with the terms of our contract, the HMUAB is required to pay us, during the period of suspended operations, a sum equivalent to the fee for processing 800 tons of waste per day, which is approximately 66% of the Landfill’s capacity.  As a result, our revenue from waste processing during 2008 fell by 11% from $1,996,078 in 2007 to $1,770,054.  We expect that as soon as we recommence operations at the Landfill, we will return to our earlier revenue level for waste processing operations, which yielded $2,347,395 in 2006, the last full year of Landfill operations.  From that baseline, we will endeavor to expand our waste processing operations by (a) pursuing strategic acquisitions, (b) developing additional landfills, and (c) implementing recycling technologies that will provide additional revenue sources, such as the sale of methane to the electric power industry.  Given the overwhelming growth of China’s cities, we expect there to be plentiful market opportunities.

Although our revenues in 2008 were achieved without any production on our part, we still realized $307,874 in cost of goods sold.  These costs are attributable to the fact that we have retained our core employees on salary, even as we had no revenue producing work for them to perform.  Management determined that eliminating the Company’s employee base during the landfill suspension would make it very difficult to revive that operation when the suspension ends.

Our selling, general and administrative expenses increased by 35% from 2007 ($396,162) to 2008 ($535,808).  The increase is entirely attributable to the expensing of stock compensation that we gave to employees and consultants as incentives for future services.  At December 31, 2008 there remained $1,881,069 in deferred stock compensation expense on our books, which will be amortized as expenses over the expected terms of service of the employees and consultants who received the shares.

The Company’s revenue less expenses produced a pre-tax income from continuing operations of $938,935 during 2008, compared to a pre-tax income from continuing operations of $1,415,285 during 2007.  As a result of Chinese tax laws that reward foreign investment in China, Yifeng is entitled to exemption from income taxes during 2007 and 2008, followed by a 50% abatement of taxes from 2009 to 2011.  Our net income for 2008, therefore, was identical to our pre-tax income, representing $0.07 per share.  In 2007 we realized net income from continuing operations that equaled $0.13 per share.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During 2008, the effect of converting our financial results to Dollars was to add $842,549 to our accumulated other comprehensive income.

Liquidity and Capital Resources

To date, we have financed our operation and met capital expenditure requirements primarily through bank loans and operating income. On November 18, 2004, the Company received a long-term loan from Industrial and Commercial Bank of China, Harbin Branch in the amount of $4,832,960, secured by the Company’s building. The loan is for a 5-year term, maturing November 15, 2009. Pursuant to the loan agreement, the interest rate for the first year was set at 7.605%. Starting from the second year and thereafter, the rates become adjustable based on the change of the official rates at the time. In addition to paying the quarterly interest, the Company is also required to make $241,648 pre-determined principal repayments every quarter. When our operations at the Landfill were suspended, the Bank agreed to reduce our debt service requirements, with the result that in 2008, we made principal payments of only $96,659.  That abatement will end when we recommence operations at the Landfill.  The entire amount of the loan is due to be paid on November 15, 2009.

Our working capital at December 31, 2008 totaled $1,773,342, an increase of $255,789 from our working capital at December 31, 2007.  The increase in working capital lagged our net income for the year, as we applied $646,535 of net income to our ongoing construction efforts at the Harbin landfill.  The largest component of the increase in our working capital consisted of $1,671,389 in additional accounts receivable.  The increase results from the fact that we are dependent on one source of revenue – compensation payments made by the HMUAB to offset our loss of revenue during the suspension of Landfill operations.  While the landfill is closed, HMUAB has made few payments.  During 2008, HMUAB paid only $188,752.  Nevertheless we do not consider the receivable to be at risk, and have made no provision for doubtful accounts.

After property and equipment – primarily our investment in the Landfill – our largest asset category at December 31, 2008 was “advances to suppliers,” totaling $3,824,984, an increase of $314,378 since December 31, 2007.  These amounts primarily represent payments to contractors for work on Phase I and Phase II of the Landfill.  The asset will be reclassified as “property and equipment” when the related construction projects are completed.

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

Based upon the financial resources available to Yifeng, management believes that it has sufficient capital and liquidity to sustain operations for at least the next twelve months.

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for 2008, there were no estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.

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

ITEM 7A        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm

18

Consolidated Balance Sheets as of December 31, 2008 and 2007

19

Consolidated Statements of Income for the Years Ended

December 31, 2008 and 2007

20

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended

December 31, 2008 and 2007

21

Consolidated Statements of Cash Flows for the Years Ended

December 31, 2008 and 2007

22

Notes to Consolidated Financial Statements

24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Eastern Environment Solutions, Corp.

We have audited the accompanying consolidated balance sheets of Eastern Environment Solutions, Corp. as of December 31, 2008 and 2007 and the related consolidated statements of income and other comprehensive income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2008.  Eastern Environment Solutions, Corp.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eastern Environment Solutions, Corp. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Bagell Josephs, Levine & Company, LLC

Bagell Josephs, Levine & Company, LLC

Marlton, New Jersey

February 25, 2009

EASTERN ENVIRONMENT SOLUTIONS CORPORATION
CONSOLIDATED BALANCE SHEETS

	AS OF DECEMBER 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$ 1,112,487	$ 2,105,255
Accounts receivable	2,518,920	847,531
Inventory	81,203	7,325
Other receivables	183,996	18,961
Loan to related party	243,662	32,969
Total Current Assets	4,140,268	3,012,041

Property and equipment, net of
accumulated depreciation of
$1,066,957 and $768,270, respectively	6,276,030	5,708,388

Other asset:
Advance to suppliers	3,824,984	3,510,606
Total Other Asset	3,824,984	3,510,606

Total Assets	$ 14,241,282	$ 12,231,035

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Loan payable - current portion	$ 2,271,492	$ 1,401,559
Accounts payable	887	21,392
Taxes payable	108	143
Accrued expenses and other payables	94,439	71,394
Total Current Liabilities	2,366,926	1,494,488

Long-term liabilities:
Loan payable - net of current portion	-	966,592
Total Liabilities	2,366,926	2,461,080

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.0001 par value,
100,000,000 shares authorized;
14,970,186 and 12,020,186 shares issued
and outstanding as of December 31, 2008
and December 31, 2007	1,497	1,202
Additional paid-in-capital	3,453,415	3,130,793
Accumulated other comprehensive income	2,000,096	1,157,547
Statutory reserves	186,156	186,156
Retained earnings - Unappropriated	6,233,192	5,294,257
Total Stockholders' Equity	11,874,356	9,769,955

Total Liabilities and Stockholders' Equity	$ 14,241,282	$ 12,231,035

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENVIRONMENT SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	FOR THE YEARS ENDED
	DECEMBER 31,

	2008	2007

Revenues	$ 1,770,054	$ 1,996,078

Cost of Goods Sold	307,874	316,700

Gross Profit	1,462,180	1,679,378

Selling, general and administrative	535,808	396,162

Income from operations	926,372	1,283,216

Other Income
Interest income	12,563	6,178
Other income	-	125,890
Total other income	12,563	132,068

Income from operations before income taxes	938,935	1,415,285

Income Taxes	-	-

Net Income from continuing operations	938,935	1,415,285

Discontinued operations:
(Loss) from discontinued operations	-	(61,900)
Gain on disposal	-	259,333
Net income (loss) from discontinued operations	-	197,433

Net Income	938,935	1,612,718

Other Comprehensive Income -
Foreign currently translation gain	842,549	672,289

Comprehensive Income	$ 1,781,484	$ 2,285,007

Basic & Diluted Income (Loss) Per Share
Continuing Operations	$ 0.07	$ 0.13
Discontinued Operations	$ -	$ (0.01)

Weighted Average Number
of Common Shares Outstanding	14,002,973	10,687,874

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENVIRONMENT SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

				Accumulated Other
	Common Stock		Additional	Comprehensive	Statutory	Retained	Comprehensive
	Shares	Par Value	Paid in Capital	Income	Reserves	Earnings	Income	Total

Balance December 31, 2006	9,370,186	$ 937	$ 3,000,044	$ 485,258	$186,156	$ 3,681,539		$ 7,353,934

Stock issued for consulting services	650,000	65	19,435					19,500
Stock issued for employee-based compensation	2,000,000	200	987,800					988,000
Unearned stock compensation			(876,486)					(876,486)
Comprehensive income
Net income for the year						1,612,718	1,612,718	1,612,718
Other comprehensive income, net of tax
Foreign currency translation adjustments				672,289			672,289	672,289
Comprehensive income							2,285,007

Balance December 31, 2007	12,020,186	$ 1,202	$ 3,130,793	$ 1,157,547	$186,156	$ 5,294,257		$ 9,769,955

Stock issued for employee-based compensation	2,950,000	295	1,327,205					1,327,500
Unearned stock compensation			(1,004,583)					(1,004,583)
Comprehensive income
Net income for the year						938,935	938,935	938,935
Other comprehensive income, net of tax
Foreign currency translation adjustments				842,549			842,549	842,549
Comprehensive income							1,781,484

Balance December 31, 2008	14,970,186	$ 1,497	$ 3,453,415	$ 2,000,096	$186,156	$ 6,233,192		$ 11,874,356

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENVIRONMENT SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,
	2008	2007
Cash Flows From Operating Activities:
Continuing Operations:
Net income from continuing operations	$ 938,935	1,415,285
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	241,104	265,324
Amortization of stock compensation	321,201	111,514
Amortization of consulting expenses	-	19,500
Changes in operating assets and liabilities:
Accounts receivable	(1,671,389)	(404,883)
Inventory	(73,877)	4,523
Other receivables	(165,035)	(13,570)
Advances to suppliers	(314,378)	(297,790)
Accounts payable	(20,506)	(63,382)
Taxes payable	(34)	(43,541)
Accrued expenses and other payables	23,044	37,767
Net Cash provided by (used in) continuing activities	(720,936)	1,030,746

Discontinued operations:
Net income from discontinued operations	-	197,433
Adjustments to reconcile net cash
(used in) discontinued operations	-	(218,229)
Net cash (used in) discontinued operations	-	(20,796)
Net cash provided by (used in) operating activities	(720,936)	1,009,950

Cash Flows From Investing Activities:
Purchase of property and equipment	(494)	(146,789)
(Additions) to construction in progress	(646,535)	(641,002)
Collections (payments) on loan to related parties	(210,693)	653,063
Cash provided by (used in) investing activities	(857,722)	(134,728)
Cash provided by discontinued activities	-	26,842
Net cash (used in) investing activities	(857,722)	(107,886)

Cash Flows From Financing Activities
Reduction in bank loan payable	(96,659)	(531,626)
Cash (used in) financing activities	(96,659)	(531,626)
Cash (used in) discontinuing activities	-	(6,046)
Net cash (used in) financing activities	(96,659)	(537,672)

Effect of exchange rate changes on cash and cash equivalents	682,549	510,798

Increase (Decrease) in cash and cash equivalents	(992,768)	875,191

Cash and Cash Equivalents - Beginning of year	2,105,255	1,230,064

Cash and Cash Equivalents - End of year	$ 1,112,487	$ 2,105,255

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENVIRONMENT SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL CASH FLOW INFORMATION:
During the years, cash was paid for the following:
Interest expense	$ 213,066	$ 255,674
Income taxes	$ -	$ -

Non-Cash Investing and Financing Activities:
Common stock issued for incentive employee compensation	$ 1,327,500	$ 988,000
Common stock issued for consulting services	$ -	$ 19,500

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 1. BASIS OF PRESENTATION AND ORGANIZATION (Continued)

The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of consolidation

The consolidated financial statements for the years ended December 31, 2008 and 2007 include the accounts of the Company, AEEC and its wholly owned subsidiary, Harbin Yifeng and Harbin Yifeng’s wholly owned subsidiary, Harbin Yifeng Zhiye Management Co., Ltd. (“Yifeng Zhiye”) as well as discontinued operations of Datone Inc. and NB Telecom, Inc.   All significant inter-company balances and transactions are eliminated in consolidation.

Cash and cash equivalents

For purposes of the statement of cash flow, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivables

Accounts receivables are stated at net realizable value. Any allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. A considerate amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging analysis. The Company’s receivables are primarily due from municipal government of Harbin City and are considered fully collectible. Therefore, no allowance for doubtful accounts was deemed necessary for the years ended December 31, 2008 and 2007.

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

Advance to suppliers

Advance to suppliers represent the payments made and recorded in advance for goods and services.  Advances were also made for the purchase of the materials and equipments of the Company’s construction in progress. The final phase of the construction is not completed.  As such, no amortization was made for the years ended December 31, 2008 and 2007.

Revenue recognition

The Company’s revenue policies are in compliance with Staff Accounting Bulletin (“SAB”) 104.  Revenue is recognized when service is provided and payments of the customers and collection are reasonably assured.  Payments received in advance but not yet earned are recorded as deferred revenue.

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company does not have any long-term deferred tax assets or liabilities in China that will exist once the tax holiday expires (See Note 9). The Company does not have any significant deferred tax asset or liabilities that relate to tax jurisdictions not covered by the tax holiday.

Concentrations of credit risk

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

The primary operations of the Company are now located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, in addition to the general state of the PRC economy. The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange.

The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

Earnings per share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no common stock equivalents available for dilution purposes as of December 31, 2008 and 2007.

New accounting pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. The adoption of this SFAS No. 141R did not have a material effect on the Company’s financial position.

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for us beginning January 1, 2009. The adoption of this SFAS No. 160 did not have a material effect on the Company’s financial position.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective on January 1, 2009. The adoption of this SFAS No. 161 did not have a material effect on the Company’s financial position.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP 142-3 also requires expanded disclosure regarding the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We do not believe the adoption of FSP 142-3 will have a material impact on our consolidated financial statements.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  FASB is responsible for identifying the sources of accounting principles and providing entities with a framework for selecting the principles used in the preparation of financial statements.  The Company has reviewed SFAS No. 162 and has assessed that there will be no significant impact to the financial statements.

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

In February 2008, the FASB issued Staff Position No. 157-2 (FSP 157-2), which delays the effective date of FAS 157 one year for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 is effective for us beginning January 1, 2009. We do not believe the adoption of FSP 157-2 will have a material impact on our consolidated financial statements.

On October 10, 2008, the FASB issued FSP No. 157-3.  FSP No. 157-3 clarifies the application of SFAS No. 157  in a market that is not active.  FSP No. 157-3 addresses how management should consider measuring fair value when relevant observable data does not exist.  FSP No. 157-3 also provides guidance on how observable market information in a market that is not active should be considered when measuring fair value, as well as how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. FSP No. 157-3 was effective upon issuance, including prior periods for which financial statement have not been issued.  Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate (FASB Statement No. 154, “Accounting Changes and Error Corrections,” (SFAS No. 154) paragraph 19).  The disclosure provisions of SFAS No. 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application.  The Company has reviewed the statement and has assessed that there will be no significant impact to the financial statements.

On December 30, 2008, FASB issued FSP No. 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP No. 132R-1).  FSP No. 132R-1 directs companies to provide additional disclosures about plan assets of a defined benefit pension or other postretirement plan.  The objectives of the disclosures are to provide users of financial statements with an understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (2) major categories of plan assets, (3) inputs and valuation techniques used to measure the fair value of plan assets, (4) effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and (5) significant concentrations of risk within plan assets.  FSP No. 132R-1 is effective for the fiscal years ending after December 15, 2009, which will be for the fiscal year ending December 31, 2009, for the Company.  The Company is currently assessing the impact of FSP No. 132R-1 on its disclosures.

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 3.   PROPERTY AND EQUIPMENT, NET

Property and equipment at December 31, 2008 and December 31, 2007 consist of the following:

	December 31, 2008	December 31, 2007
Machinery & Equipment	$ 877,375	$ 820,278
Vehicles	383,280	358,326
Landfills	2,128,203	1,990,459
Subtotal	3,388,858	3,169,063
Less: Accumulated Depreciation	(1,066,957)	(768,270)
Construction in progress	3,954,129	3,307,595

Total Property and equipment, net	$ 6,276,030	$ 5,708,388

Depreciation expense for the year ended December 31, 2008 and 2007 was $241,104 and $265,324, respectively.

Construction in progress represents direct costs of construction or acquisition and design fees incurred for the Company’s new operating site and equipments. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for its intended use. Interest expense in the amount of $281,502 and $255,674 was capitalized for the years ended December 31, 2008 and 2007.

NOTE 4.   INVENTORY

Inventory as of December 31, 2008 and December 31, 2007 consists of the following:

	December 31, 2008	December 31, 2007
Materials	$ 11,068	$ 7,009
Supplies	70,135	316

Total	$ 81,203	$ 7,325

No allowance for inventory was made for the years ended December 31, 2008 and 2007.

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 5.   OTHER RECEIVABLES

As of December 31, 2008 and 2007, the balance of other receivables consists the following:

	December 31, 2008	December 31, 2007
Harbin Jiayi Import and Export Co., Ltd	$ 183,217	$ -
Others	779	18,961

Total	$ 183,996	$ 18,961

The balance with Harbin Jiayi Import and Export Co., Ltd. represents a third-party loan from the Company. The loan is unsecured and bears 0.36% annual interest and expires on June 30, 2009.

NOTE 6.   RELATED PARTY TRANSACTIONS

As of December 31, 2008 and 2007, the balance of loan to related parties consists the following:

	December 31, 2008	December 31, 2007
Loan to Related Party
Shibin Jiang	$ 9,144	$ 4,440
Yun Wang	-	28,530
Harbin Binjiang Freight Co.,Ltd	234,518	-

Total Loan to related party	$ 243,662	$ 32,969

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

NOTE 7.    MAJOR CUSTOMER

The Company has an exclusive 17-year agreement with Harbin Municipal Urban Administrative Bureau (“HMUAB”) to handle approximately one-third of the city’s solid waste disposal. The revenue from HMUAB alone accounted for 100% of the gross revenues for the year ended December 31, 2008 and 2007. At December 31, 2008 and 2007, the entire balance of accounts receivable was due from HMUAB.

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 8.    BANK LOAN PAYABLE

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

Once the Company resumes the landfill operation, it will be required to make the regular quarterly repayments as agreed. For the year ended December 31, 2008, principal payments in the amount of $96,659 were made.

As of December 31, 2008 and December 31, 2007, the loan payable consists of the following:

	December 31, 2008	December 31, 2007
Loan payable	$ 2,271,492	$ 2,368,151
Less: current portion	2,271,492	1,401,559

Loan payable - non-current portion	$ -	$ 966,592

NOTE 9.  INCOME TAXES

United States Tax

EESC is subject to United States of America tax law. No provision for income taxes in the United States or elsewhere has been made as EESC had no taxable income subject to U.S. taxes for the years ended December 31, 2008 and 2007.

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

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 9.  INCOME TAXES (Continued)

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

NOTE 10.   STOCKHOLDERS' EQUITY

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

As of December 31, 2008 and 2007, the Company has 14,970,186 shares and 12,120,186 shares of common stock issued and outstanding, respectively.

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 11.   STOCK-BASED COMPENSATION

In May 2007, the Board of Directors of the Company adopted and approved the 2007 Employee Incentive Stock Option Plan (the “2007 Plan”), which authorized the issuance of up to 2,000,000 shares of common stock under the 2007 Plan.  In April 2008, the Board of Directors of the Company adopted and approved the 2008 Employee Incentive Stock Option Plan (the “2008 Plan”), which authorized the issuance of up to 3,000,000 shares of common stock under the 2008 Plan. Subject to the terms and provisions of the 2007 Plan and the 2008 Plan, the Board of Directors, at any time and from time to time, may grant shares of stock to eligible persons in such amounts and upon such terms and conditions as the Board of Directors shall determine.

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

A summary of the status of the Company’s deferred stock compensation under the Plan as of December 31, 2008 and 2007, and changes for the years ended December 31, 2008 and 2007, is presented below:

Deferred stock compensation as of January 1, 2007	$ -
Deferred stock compensation granted in 2007	988,000
Compensation expenses debited to statement of operations
with a credit to additional paid-in capital	(111,514)

Deferred stock compensation as of December 31, 2007	$ 876,486

Deferred stock compensation granted in 2008	1,327,500
Compensation expenses debited to statement of operations
with a credit to additional paid-in capital	(322,917)

Deferred stock compensation as of December 31, 2008	$ 1,881,069

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 12. COMMITMENTS AND CONTINGENCIES

On June 13, 2007, the company filed a Form 8-K with SEC, announced that in accordance with the PRC National Environment Protection Bureau’s request in relation to landfills and adjustments to their peripheral inhabitants’ well-being, the Harbin municipal government city administrative bureau is carrying out certain adjustments to the original landfill plans of our subsidiary, Harbin Yifeng Eco-environment Co. Ltd. (“Harbin Yifeng”).  Such adjustments will result in the relocation of some peripheral inhabitants of the landfill and its waste water disposal plant. The costs of such adjustments will be borne by the Harbin municipal government city administrative bureau.  These measures will disrupt Harbin Yifeng’s normal operations.  After careful consideration, our Board of Directors has decided to temporarily suspend Harbin Yifeng’s operations effective June 13, 2007, for an estimated period of 12 months (the “Suspension Period”) while these measures are being carried out.

However, Harbin Yifeng will still be collecting the minimum fixed fees for the Suspension Period as per the “Special Permission Operation Rights Contract”, which Harbin Yifeng had signed with the Harbin municipal government city administrative bureau on September 1, 2003. The bureau will compensate and pay Harbin Yifeng a sum equivalent to the fee for disposing 800 tons of waste per day during the Suspension Period. As of December 31, 2008, Harbin Yifeng has not yet resumed the landfill operations.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.

CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

(c)

Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2008, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2008.

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

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The officers and directors of the Company are:

	Position/Title	Age	Director Since
Yun Wang	Chairman, Chief Executive Officer	54	2006
Shibin Jiang	Director /Chief Operating Officer	52	2006
Jianhua Sun	Director/Chief Financial Officer	33	2006

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2008,

ITEM 11.

EXECUTIVE COMPENSATION

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

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Yun Wang	2008	$5,052	--	--	--	--
	2007	$5,052	--	--	--	--
	2006	$5,052	--	--	--	--

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

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2008 and those options held by him on December 31, 2008.

	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($ share)	Expiration Date	Potential realizable value at assumed annual rates of appreciation for option term
					5%	10%
Yun Wang	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended December 31, 2008 and held by them unvested at December 31, 2008.

              Unvested Stock Awards in the Last Fiscal Year

	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Yun Wang	--	--

ITEM 12.

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

There are 14,970,186 shares of our common stock outstanding on the date of this report.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class
Yun Wang	6,278,000	41.9%
Shibin Jiang	1,196,000	8.0%
Jianhua Sun	30,000	0.2%
All officers and directors (3 persons)	7,504,000	50.1%
Bin Feng	1,656,000	11.1%

_____________________________

(1)

Unless otherwise noted, the shareholder’s address is c/o Harbin Yifeng Eco-environment Co., Ltd., Harbin Dongdazhi Street 165, Harbin, Heilongjiang, P.R. China.

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In 2006 Yifeng made loans in the amount of $686,032 to two entities controlled by members of the Company’s management:  Harbin Tianli Real Estate Co., Ltd. and Harbin Dongbao Property Management Co., Ltd. The loan to Harbin Tianli Real Estate Co., Ltd. in the amount of $640,688 was repaid early in 2007 with interest at a rate of 5.22% per annum. The loan to Harbin Dongbao Property Management Co., Ltd. in the amount of $45,344, was repaid in January 2008 without interest.

During 2007 Yifeng made loans to two members of its Board of Directors:  Shibin Jiang and Yun Wang.  During 2008 Yun Wang repaid his loan, but Yifeng made an additional loan to

Shibin Jiang.  The amount owed by Shibin Yang at December 31, 2008 was $9,144.  The loan is unsecured and interest free.  Mr. Yang has agreed to repay the loan within one year.

During 2008 Yifeng made a loan in the amount of $234,518 to Harbin Binjiang Freight Co., Ltd., which is owned by our Chairman, Yun Wang.  The loan is unsecured and bears interest at 6.12% annual interest rate.  It is due on March 16, 2009.

Director Independence

None of the members of the Company’s Board of Directors is an independent director, pursuant to the definition of “independent director” under the Rules of The NASDAQ Stock Market.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Bagell, Josephs, Levine & Company, LLC billed $50,000 to the Company for professional services rendered for the audit of fiscal 2008 financial statements and review of the financial statements included in fiscal 2008 10-QSB filings.  Bagell, Josephs, Levine & Company, LLC billed $50,000 to the Company for professional services rendered for the audit of fiscal 2007 financial statements.

Audit-Related Fees

Bagell, Josephs, Levine & Company, LLC billed $0 to the Company during 2008 for assurance and related services that are reasonably related to the performance of the 2008 audit or review of the quarterly financial statements.  Bagell, Josephs, Levine & Company, LLC billed $0 to the Company during 2007 for assurance and related services that are reasonably related to the performance of the 2007 audit or review of the quarterly financial statements.

Tax Fees

Bagell, Josephs, Levine & Company, LLC billed $2,000 to the Company during 2008 for professional services rendered for tax compliance, tax advice and tax planning.  Bagell, Josephs, Levine & Company, LLC billed $3,000 to the Company during 2007 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Bagell, Josephs, Levine & Company, LLC billed $0 to the Company in 2008 and $0 in  2007 for services not described above.

 It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by Bagell, Josephs, Levine & Company, LLC.

ITEM 15

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibit List

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

Date: March 16, 2009

/s/ Yun Wang

Yun Wang, Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Yun Wang

March 16, 2009

Yun Wang

Director, Chief Executive Officer

/s/ Jianhua Sun

March 16, 2009

Jianhua Sun

Director, Chief Financial Officer

/s/ Shibin Jiang

March 16, 2009

Shibin Jiang, Director