Form 10-Q
period 2009-03-31
Eastern Environment Solutions Corp.
filed 2009-05-14
CIK 1119721

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2009

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

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subjected to such filing requirements for the past 90 days. Yes [X]      No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes [   ]    No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One) Large accelerated filer    Accelerated filer_ Non-accelerated filer   Small reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [   ]   No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

May 14, 2009

Common Voting Stock: 14,970,186

EASTERN ENVIRONMENT SOLUTIONS, CORP.

TABLE OF CONTENTS

                                                         Page(s)

Condensed Consolidated Balance Sheets as of March 31, 2009 (Unaudited) and

December 31, 2008

1

Condensed Consolidated Statements of Income for the Three Months Ended

March 31, 2009 and 2008 (Unaudited)

2

Condensed Consolidated Statements of Cash Flows for the Three Months Ended

March 31, 2009 and 2008 (Unaudited)

3

Notes to Condensed Consolidated Financial Statements (Unaudited)

4 – 15

EASTERN ENVIRONMENT SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$ 605,340	$ 1,112,487
Accounts receivable	2,957,335	2,518,920
Inventory	62,247	81,203
Other receivables	710,502	183,996
Loan to related party	17,265	243,662
Total Current Assets	4,352,689	4,140,268

Property and equipment, net of accumulated depreciation	6,263,559	6,276,030

Other asset:
Advance to suppliers	3,861,027	3,824,984
Total Other Asset	3,861,027	3,824,984

Total Assets	$ 14,477,275	$ 14,241,282

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Loan payable - current portion	$ 2,247,327	$ 2,271,492
Accounts payable	809	887
Taxes payable	38,303	108
Accrued expenses and other payables	78,090	94,439
Total Current Liabilities	2,364,529	2,366,926

Total Liabilities	2,364,529	2,366,926

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.0001 par value, 100,000,000
shares authorized; 14,970,186 shares issued and
outstanding as of March 31, 2009 and
and December 31, 2008	1,497	1,497
Additional paid-in-capital	3,549,102	3,453,415
Accumulated other comprehensive income	1,972,058	2,000,096
Statutory reserves	186,156	186,156
Retained earnings - Unappropriated	6,403,933	6,233,192
Total Stockholders' Equity	12,112,746	11,874,356

Total Liabilities and Stockholders' Equity	$ 14,477,275	$ 14,241,282

The following notes are an integral part of these condensed consolidated financial statements.

EASTERN ENVIRONMENT SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2009	2008

Revenues	$ 442,345	$ 426,907

Cost of Goods Sold	103,218	58,869

Gross Profit	339,127	368,038

Operating Expenses
Selling, general and administrative	137,631	134,049

Income from operations	201,496	233,989

Other Income	7,446	3,395

Income Before Income Taxes	208,942	237,384

Provision for Income Taxes	38,201	-

Net Income	$ 170,741	$ 237,384

Other Comprehensive Income -
Foreign currently translation gain / (loss)	(28,038)	491,475

Comprehensive Income	$ 142,704	$ 728,859

Basic & Diluted Income (Loss) Per Common Share
Basic	$ 0.01	$ 0.02
Diluted	$ 0.01	$ 0.02

Weighted Average Number of Common Shares Outstanding
Basic	14,970,186	12,020,186
Diluted	14,970,186	12,020,186

The following notes are an integral part of these condensed consolidated financial statements.

EASTERN ENVIRONMENT SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Cash Flows From Operating Activities:
Net Income	$ 170,741	$ 237,384
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	61,266	58,467
Amortization of stock compensation	95,688	69,284

Changes in operating assets and liabilities:
Accounts receivable	(438,415)	(470,210)
Inventory	18,955	2,050
Other receivables	(526,507)	13,157
Advances to suppliers	(36,043)	(155,747)
Accounts payable	(77)	862
Taxes payable	38,195	(49)
Accrued expenses and other payables	(16,348)	(15,165)

Net cash used in operating activities	(632,544)	(259,967)

Cash Flows From Investing Activities:
Additions to construction in process	(52,601)	(205,783)
Collections on loan to related parties	226,397	7,140

Net cash provided by (used in) investing activities	173,796	(198,643)

Cash Flows From Financing Activities
Reduction in bank loan payable	(24,165)	(27,924)

Net cash used in financing activities	(24,165)	(27,924)

Effect of exchange rate changes on cash and cash equivalents	(24,234)	399,729

Decrease in cash and cash equivalents	(507,147)	(86,805)

Cash and Cash Equivalents - Beginning of period	1,112,487	2,105,255

Cash and Cash Equivalents - End of period	$ 605,340	$ 2,018,450

Supplemental Cash Flow Information:
During the periods, cash was paid for the following:
Interest expense	$ 59,018	$ 69,116
Income taxes	$ -	$ -

The following notes are an integral part of these condensed consolidated financial statements.

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

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

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Company’s 2008 Form 10-K.

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

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Harbin Yifeng and Harbin Yifeng’s wholly owned subsidiary, Harbin Yifeng Zhiye Management Co., Ltd. (“Yifeng Zhiye”). All significant inter-company balances and transactions are eliminated in consolidation.

Cash and cash equivalents

For purposes of the statement of cash flow, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivables

Accounts receivables are stated at net realizable value. Any allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. A considerate amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging analysis. The Company’s receivables are primarily due from municipal government of Harbin City and are considered fully collectible. Therefore, no allowance for doubtful accounts was deemed necessary for the three months ended March 31, 2009 and 2008.

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

Advance to suppliers

Advance to suppliers represent the payments made and recorded in advance for goods and services. Advances were also made for the purchase of the materials and equipments of the Company’s construction in progress. The final phase of the construction is not completed. As such, no amortization was made for the three months ended March 31, 2009 and 2008.

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

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income taxes (continued)

The Company does not have any long-term deferred tax assets or liabilities in China that will exist once the tax holiday expires. However, the Company has deferred tax assets that relate to its net operating loss in the U. S., which is not covered by the tax holiday. (See Note 9)

Concentrations of credit risk

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

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no common stock equivalents available for dilution purposes as of March31, 2009 and 2008.

New accounting pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. We do not believe the adoption of SFAS No. 141R will have a material impact on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for us beginning January 1, 2009. We do not believe the adoption of SFAS No. 160 will have a material impact on our condensed consolidated financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective on January 1, 2009. We do not believe the adoption of SFAS No. 141R will have any material impact on our condensed consolidated financial statements.

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New accounting pronouncements (continued)

In June 2008, the FASB issued FASB Staff Position on Emerging Issues Task Force Issue 03-6, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. Early application is not permitted. We do not believe the adoption of FSP EITF 03-6-1 will have any material impact on the Company’s EPS calculations.

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

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 3. PROPERTY AND EQUIPMENT, NET

Property and equipment at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
Machinery & Equipment	$ 875,946	$ 877,375
Vehicles	382,656	383,280
Landfills	2,124,736	2,128,203
Subtotal	3,383,338	3,388,858
Less: Accumulated Depreciation	(1,126,509)	(1,066,957)
Construction in progress	4,006,730	3,954,129

Total Property and equipment, net	$ 6,263,559	$ 6,276,030

Depreciation expense for the three months ended March 31, 2009 and 2008 was $61,266 and $61,542, respectively.

Construction in progress represents direct costs of construction or acquisition and design fees incurred for the Company’s new operating site and equipments. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for its intended use. Interest expense in the amount of $59,018 and $69,116 was capitalized for the three months ended March 31, 2009 and 2008.

NOTE 4.   INVENTORY

Inventory as of March 31, 2009 and December 31, 2008 consists of the following:

	March 31, 2009	December 31, 2008
Materials	$ 8,484	$ 11,068
Supplies	53,763	70,135

Total	$ 62,247	$ 81,023

No allowance for inventory was made for the Three months ended March 31, 2009 and 2008.

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 5.   OTHER RECEIVABLES

As of March 31, 2009 and December 31, 2008, the balance of other receivables consists of the following:

	March 31, 2009	December 31, 2008
Harbin Jiayi Import and Export Co.,Ltd	$ 709,728	$ 183,217
Others	774	779

Total	$ 710,502	$ 183,996

The balance with Harbin Jiayi Import and Export Co., Ltd. represents a third-party loan from the Company. The loan is divided into two parts. One part is unsecured and bears 0.36% annual interest and expires on June 30, 2009 in the amount of $183,217. The other part is unsecured and bears 5.31% annual interest and expires on March 11, 2010 in the amount of $526,511.

NOTE 6.   RELATED PARTY TRANSACTIONS

As of March 31, 2009 and December 31, 2008, the balance of loan to related parties consists of the following:

	March 31, 2009	December 31, 2008
Loan to Related Party
Shibin Jiang	$ 9,129	$ 9,144
Yun Wang	8,136	-
Harbin Binjiang Freight Co., Ltd.	-	234,518

Total Loan to related party	$ 17,265	$ 243,662

Mr. Shibin Jiang and Mr. Yun Wang are both shareholders of the Company. The loans to shareholders are unsecured and interest free. The management of the Company expects the entire amount of this outstanding loan to shareholder will be repaid within one year. Harbin Binjiang Freight Co., Ltd is an affiliated company partially owned by Mr. Yun Wang. The loan is also unsecured and bears 6.12% annual interest rate. The loan to Harbin Binjiang Freight Co., Ltd. has been repaid by the end of March 2009.

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 7.   MAJOR CUSTOMER

On September 1, 2003, the Company signed an exclusive 17-year agreement with Harbin Municipal Urban Administrative Bureau (“HMUAB”) to handle approximately one-third of the city’s solid waste disposal. The contract will expire on November 7, 2021. The revenue from HMUAB alone accounted for 100% of the gross revenues for the three months ended March 31, 2009 and 2008. At March 31, 2009 and December 31, 2008, the entire balance of accounts receivable was due from HMUAB.

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

Upon the suspension of the Company’s landfill operation as discussed in the following Note 12, the Company renegotiated with the Bank for a temporarily reduced quarterly principle repayments in the amount of RMB 200,000 each quarter, starting in the third quarter of 2007.

Once the Company resumes the landfill operation, it will be required to make the regular quarterly repayments as agreed. For the three months ended March 31, 2009, principal payments in the amount of $24,165 were made.

As of March 31, 2009 and December 31, 2008, the balance of loan payable all become due within one year.

NOTE 9. INCOME TAXES

United States Tax

EESC is subject to United States of America tax law. No provision for income taxes in the United States or elsewhere has been made as EESC had no taxable income subject to U.S. taxes for the three months ended March 31, 2009.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

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

Harbin Yifeng was granted the status of WFOE in the fourth quarter of 2006 upon the reserve merger with USIP with a choice of starting the tax holiday immediately or the next calendar year. Harbin Yifeng elected for this tax holiday to commence in January 2007. Its two-year tax exemption period was from January 1, 2007 to December 31, 2008 and the three-year income tax reduction period will be from January 1, 2009 to December 31, 2011.

On the other hand, Yifeng Zhiye, Harbin Yifeng’s wholly-owned subsidiary, is exempted from both income tax and value-added tax for three years starting August 2004 because Zhiye hires retired veterans and the government grants tax incentives for such employers.

On March 16, 2007, National People's Congress passed a new corporate income tax law (the “New CIT Law”), which became effective on January 1, 2008. This new corporate income tax unifies the corporate income tax rate, cost deductions and tax incentive policies for both domestic and foreign-invested enterprises in China.  Under the new CIT law, the corporate income tax rate applicable to all Companies will be 25%, replacing the current applicable tax rate of 33%. However, companies previously being approved for any income tax holiday will not be subject to the new enacted tax rate until the holiday runs out. Accordingly, the applicable corporate income tax rate of our Chinese subsidiaries will incrementally decrease to 12.5% (50% of new applicable rate of 25%) for the three-year income tax reduction period.

The Company was incorporated in the United States.  It incurred net operating loss for U.S. income tax purposes for the three months ended 2009 and 2008. The net operating loss carry forwards, including amortization of share-based compensation, for United States income tax purposes amounted to $565,203 and $469,515 as of March 31, 2009 and December 31, 2008, respectively, which may be available to reduce future periods' taxable income. These carry forwards will expire, if not utilized, beginning in 2028 through 2029. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at March 31, 2009 for the temporary difference related to loss carry-forwards. Management reviews this valuation allowance periodically and makes adjustments as warranted. At March 31, 2009 and December 31, 2008, the deferred tax assets and the related valuation allowance were as follows:

	March 31, 2009	December 31, 2008

Deferred Tax Assets	$ 192,169	$ 159,635
Less: Valuation Allowance	(192,169)	(159,635)
Net Deferred Assets	$ -	$ -

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 10.   STOCKHOLDERS' EQUITY

In the second quarter of 2008, the Company issued a total of 2,950,000 shares of its common stock as full compensation to consultants and eight employees. An amount of $1,327,500 represents the aggregate fair value of the shares.

As of March 31, 2009 and December 31, 2008, the Company has 14,970,186 shares of common stock issued and outstanding.

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

The Company granted a total of 2,950,000 shares of its common stock to consultants and eight employees in 2008 under the Plan with a weighted average grant price of $0.45 and average vesting period of 10 years.

A summary of the status of the Company’s deferred stock compensation under the Plan as of March 31, 2009, and changes for the three months ended March 31, 2009, is presented below:

Deferred stock compensation as of January 1, 2009	$ 1,881,069
Deferred stock compensation granted	-
Compensation expenses debited to statement of operations
with a credit to additional paid-in capital	(95,688)

Deferred stock compensation as of March 31, 2009	$ 1,785,381

NOTE 12.   COMMITMENTS AND CONTINGENCIES

On June 13, 2007, the company filed a Form 8-K with SEC, announced that in accordance with the PRC National Environment Protection Bureau’s request in relation to landfills and

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

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

However, Harbin Yifeng will still be collecting the minimum fixed fees for the Suspension Period as per the “Special Permission Operation Rights Contract”, which Harbin Yifeng had signed with the Harbin municipal government city administrative bureau on September 1, 2003. The bureau will compensate and pay Harbin Yifeng a sum equivalent to the fee for disposing 800 tons of waste per day during the Suspension Period. As of March 31, 2009, Harbin Yifeng has not yet resumed the landfill operations.

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

Results of Operations

The growth of our business was delayed in June 2007, when the Harbin Municipal Urban Administrative Bureau (“HMUAB”), which is our only customer, was mandated by the PRC National Environment Protection Bureau to carry out certain modifications to the development of its landfill for the protection of local residents.  The modifications involve the relocation of some of the neighboring residents, as well as the relocation of our wastewater disposal plant.  The cost of the modifications is being born entirely by the HMUAB.  Nevertheless, while the modifications are ongoing, we have suspended our operations at the Landfill, which are currently our only source of revenue.  We expect to recommence operations at the Landfill in the near future, although the date will depend on the efficiency with which HMUAB completes the modifications. As of March 31, 2009, Harbin Yifeng has not yet resumed the landfill operations.

In accordance with the terms of our contract, the HMUAB is required to paying us, during the period of suspended operations, a sum equivalent to the fee for processing 800 tons of waste per day, which is approximately 66% of the Landfill’s capacity.  As a result, our revenue from waste processing during the first three months of 2009 was $442,345, compared to that of $426,907 in the three months ended March 31, 2008. The differences primarily reflected the increased value of the U.S. Dollar compared to the Chinese Renminbi, as our revenue in Renminbi remained unchanged. We expect that as soon as we recommence operations at the Landfill, we will return to our earlier revenue level for waste processing operations.  From that baseline, we will endeavor to expand our waste processing operations by (a) pursuing strategic acquisitions, (b) developing additional landfills, and (c) implementing recycling technologies that will provide additional revenue sources, such as the sale of methane to the electric power industry.  Given the overwhelming growth of China’s cities, we expect there to be plentiful market opportunities.

Although our revenues in the three months ended March 31, 2009 were achieved without any production on our part, we still realized $103,218 in cost of goods sold.  These costs are attributable to the fact that we have retained our core employees on salary, even as we had no revenue producing work for them to perform.  Management determined that eliminating the Company’s employee base during the landfill suspension would make it very difficult to revive that operation when the suspension ends.

Our selling, general and administrative expenses of $137,631 in the first quarter of 2009 were approximately equal to selling, general and administrative expenses of $134,049 in the first three months of 2008.  $95,688 of the 2009 expenses was attributable to the expensing of stock compensation that we gave to employees and consultants as incentives for future services.  At March 31, 2009 there remained $1,785,381 in deferred stock compensation expense on our books, which will be amortized as expenses over the expected terms of service of the employees and consultants who received the shares.

The Company’s revenue less expenses produced a pre-tax income of $208,942 during the three months ended March 31, 2009, compared to a pre-tax income of $237,384 during the three months ended March 31, 2008.  Our net income during the three months ended March 31, 2009 decreased to $170,741 from $237,384 in the same period of 2008.  The reduction of net income was partially attributed to the income tax of $38,201 that we incurred during the first quarter of 2009. As a result of Chinese tax laws that reward foreign investment in China, Yifeng was entitled to exemption from income taxes during 2007 and 2008, followed by a 50% abatement of taxes from 2009 to 2011.  Accordingly, our net income for the first quarter of 2009 represented $0.01 per share for the three month period, a decrease from $0.02 per share for the same period of 2008.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the three months ended March 31, 2009, the effect of converting our financial results to Dollars was to reduce our accumulated other comprehensive income by $28,038.

Liquidity and Capital Resources

To date, we have financed our operation and met capital expenditure requirements primarily through bank loans and operating income. On November 18, 2004, the Company received a long-term loan from Industrial and Commercial Bank of China, Harbin Branch in the amount of $4,832,960, secured by the Company’s building. The loan is for a 5-year term, maturing November 15, 2009. Pursuant to the loan agreement, the interest rate for the first year was set at 7.605%. Starting from the second year and thereafter, the rates become adjustable based on the change of the official rates at the time. In addition to paying the quarterly interest, the Company is also required to make $241,648 pre-determined principal repayments every quarter. When our operations at the Landfill were suspended, the Bank agreed to reduce our debt service requirements, with the result that in the three months ended March 31, 2009, we made principal payments of only $24,165.  That abatement will end when we recommence operations at the Landfill.  The entire amount of the loan is due to be paid by the end of 2009.

Our working capital at March 31, 2009 totaled $1,988,160, an increase of $214,818 from our working capital at December 31, 2008.  The increase in working capital was somewhat greater than our net income for the period, and was primarily attributable to that net income.

Despite our $170,741 in net income, our operations used $632,544 during the first quarter of 2009.  On the one hand, cash flow was aided when at the end of 2008, our affiliate, Harbin Binjiang Freight Co., Ltd., repaid  our loan in the amount of $234,518.  On the other hand, three factors primarily led to the reduction in our cash position during the quarter:

•

We applied $52,601 of net income to our ongoing construction efforts at the Harbin landfill.

•

We made a one-year loan in the amount of $526,511 to Harbin Jiayi Import and Export Co., Ltd.

•

Our accounts receivable increased by $438,415

The increase in our accounts receivable resulted from the fact that we are dependent on one source of revenue – compensation payments made by the HMUAB to offset our loss of revenue during the suspension of Landfill operations.  While the landfill is closed, HMUAB has made few payments.  During the three months ended March 31, 2009, HMUAB made no payments.  Nevertheless we do not consider the receivable to be at risk, and have made no provision for doubtful accounts.

After property and equipment – primarily our investment in the Landfill – our largest asset category at March 31, 2009 was “advances to suppliers,” totaling $3,861,027, an increase of $36,043 since December 31, 2008.  These amounts primarily represent payments to contractors for work on Phase I and Phase II of the Landfill.  The asset will be reclassified as “property and equipment” when the related construction projects are completed.

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

All of our revenues as of today have arisen from our relationship with the Government of Harbin, specifically from one landfill operation.  We intend that in the future we will expand our operations to develop other revenue-producing relationships, but we have no immediate prospects for such plan.  If our relationship with the City of Harbin becomes disrupted for any reason before we develop other sources of revenue, we will have no source of revenue, and our business would fail.

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

Date: May 14, 2009

By: /s/ Yun Wang

      Yun Wang, Chief Executive Officer