Form 10-Q
period 2009-06-30
Eastern Environment Solutions Corp.
filed 2009-08-11
CIK 1119721

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2009

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-31193

EASTERN ENVIRONMENT SOLUTIONS, CORP.
(Name of Registrant in its Charter)
Nevada	16-1583162
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

Harbin Dongdazhi Street 165, Harbin, P.R. China 150001
(Address of Principal Executive Offices)

Issuer's Telephone Number: 86-451-5394-8666

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subjected to such filing requirements for the past 90 days. Yes [X]      No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes [   ]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One) Large accelerated filer  Accelerated filer_ Non-accelerated filer  Small reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [   ]   No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

August 3, 2009

Common Voting Stock: 14,970,186

EASTERN ENVIRONMENT SOLUTIONS, CORP.

TABLE OF CONTENTS

                                                         Page(s)

Condensed Consolidated Balance Sheets as of June 30, 2009 (Unaudited) and

December 31, 2008

1

Condensed Consolidated Statements of Income for the Six and Three Months Ended

June 30, 2009 and 2008 (Unaudited)

2

Condensed Consolidated Statements of Cash Flows for the Six Months Ended

June 30, 2009 and 2008 (Unaudited)

3

Notes to Condensed Consolidated Financial Statements (Unaudited)

4 – 17

EASTERN ENVIRONMENT SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$ 635,800	$ 1,112,487
Accounts receivable	3,406,235	2,518,920
Inventory	58,499	81,203
Other receivables	527,811	183,996
Loan to related party	31,753	243,662
Total Current Assets	4,660,098	4,140,268

Property and equipment, net of accumulated depreciation	6,337,817	6,276,030

Other asset:
Advance to suppliers	3,790,022	3,824,984
Total Other Asset	3,790,022	3,824,984

Total Assets	$ 14,787,937	$ 14,241,282

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Loan payable - current portion	$ 2,223,162	$ 2,271,492
Accounts payable	810	887
Taxes payable	79,389	108
Accrued expenses and other payables	94,591	94,439
Total Current Liabilities	2,397,952	2,366,926

Total Liabilities	2,397,952	2,366,926

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.0001 par value,
100,000 shares authorized;
14,970,186 shares issued and outstanding
as of June 30, 2009 and December 31, 2008	1,497	1,497
Additional paid-in-capital	3,644,790	3,453,415
Accumulated other comprehensive income	1,973,097	2,000,096
Statutory reserves	186,156	186,156
Retained earnings - Unappropriated	6,584,445	6,233,192

Total Stockholders' Equity	12,389,985	11,874,356

Total Liabilities and Stockholders' Equity	$ 14,787,937	$ 14,241,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTERN ENVIRONMENT SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008

Revenues	$ 890,019	$ 866,285	$ 447,670	$ 439,462

Cost of Goods Sold	185,630	124,143	82,401	65,353

Gross Profit	704,389	742,142	365,270	374,109

Operating Expenses
Selling, general and administrative	282,026	232,574	144,397	98,120

Income from Operations	422,363	509,568	220,872	275,989

Other Income	8,165	7,054	714	3,662

Income Before Income Taxes	430,528	516,622	221,587	279,651

Provision for Income Taxes	79,275	-	41,075	-

Net Income	$ 351,253	$ 516,622	$ 180,512	$ 279,651

Other Comprehensive Income -
Foreign currently translation gain (loss)	(26,999)	779,647	795	288,172

Comprehensive Income	$ 324,254	$ 1,296,269	$ 181,307	$ 567,823

Basic & Diluted Income (Loss) Per Share
Basic	$ 0.02	$ 0.04	$ 0.01	$ 0.02
Diluted	$ 0.02	$ 0.04	$ 0.01	$ 0.02

Weighted Average Number of
Common Shares Outstanding
Basic	14,970,186	13,025,131	14,970,186	14,030,076
Diluted	14,970,186	13,025,131	14,970,186	14,030,076

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTERN ENVIRONMENT SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2009	2008
Cash Flows From Operating Activities:
Net income	$ 351,253	$ 516,622
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	122,590	118,642
Amortization of stock compensation	191,376	131,542
Changes in operating assets and liabilities:
Accounts receivable	(887,314)	(756,605)
Inventory	22,703	1,933
Other receivables	(343,815)	13,028
Advances to suppliers	34,962	(237,476)
Accounts payable	(77)	1,358
Taxes payable	79,281	(24)
Accrued expenses and other payables	152	(6,781)

Net cash used in operating activities	(428,889)	(217,761)

Cash Flows From Investing Activities:
Additions to construction in process	(187,204)	(356,863)
Collections on loan to related parties	211,909	6,565

Net cash provided by (used in) investing activities	24,705	(350,298)

Cash Flows From Financing Activities
Reduction in bank loan payable	(48,330)	(56,664)

Net cash used in financing activities	(48,330)	(56,664)

Effect of exchange rate changes on cash and cash equivalents	(24,173)	637,293

Increase (decrease) in cash and cash equivalents	(476,687)	12,569

Cash and Cash Equivalents - Beginning of period	1,112,487	2,105,255

Cash and Cash Equivalents - End of period	$ 635,800	$ 2,117,824

Supplemental Cash Flow Information:
During the periods, cash was paid for the following:
Interest expense	$ 111,165	$ 144,932
Income taxes	$ -	$ -
Non-Cash Financing Activities:
Common stock issued for incentive employee compensation	$ -	$ 1,327,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTERN ENVIRONMENT SOLUTIONS, CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management estimates

The preparation of financial statements in conformity with generally accepted accounting principal requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivables

Accounts receivables are stated at net realizable value. Any allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. A considerate amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging analysis. The Company’s receivables are primarily due from municipal government of Harbin City and are considered fully collectible. Therefore, no allowance for doubtful accounts was deemed necessary for the six months ended June 30, 2009 and 2008.

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

Advance to suppliers

Advance to suppliers represent the payments made and recorded in advance for goods and services.  Advances were also made for the purchase of the materials and equipments of the Company’s construction in progress. The final phase of the construction is not completed.  As such, no amortization was made for the six months ended June 30, 2009 and 2008.

Revenue recognition

The Company’s revenue policies are in compliance with Staff Accounting Bulletin (“SAB”) 104.  Revenue is recognized when service is provided and payments of the customers and collection are reasonably assured.  Payments received in advance but not yet earned are recorded as deferred revenue.

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (Continued)

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

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (Continued)

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

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (Continued)

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

Earnings per share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no common stock equivalents available for dilution purposes as of June 30, 2009 and 2008.

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New accounting pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective on January 1, 2009. The company does not expect SFAS No. 161 to have a material impact on the preparation of its consolidated financial statements.

 In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company has not determined the impact on its financial statements of this accounting standard.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The company is evaluating the impact the adoption of FSP APB 14-1 will have on its consolidated financial position and results of operations.

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The company does not expect SFAS No. 162 to have a material impact on the preparation of its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.”  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

In June 2008, the FASB ratified EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”. EITF 07-5 addresses how an entity should evaluate whether an instrument or embedded feature is indexed to its own stock, carrying forward the guidance in EITF 01-6 and superseding EITF 01-6. Other issues addressed in EITF 07-5 include addressing situations where the currency of the linked instrument differs from the host instrument and how to account for market-based employee stock options. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. The Company has evaluated this statement and estimated that it is not expected to have an impact on its financial position and results of operations.

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On June 16, 2008, the FASB issued Final Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF 03-6-1 will have a material impact on its financial condition or results of operation.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on the company’s financial position or results.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on the company’s consolidated financial statements.

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (Continued)

NOTE 3. PROPERTY AND EQUIPMENT, NET

Property and equipment at June 30, 2009 and December 31, 2008 consist of the following:

	June 30, 2009	December 31, 2008
Machinery & Equipment	$ 876,323	$ 877,375
Vehicles	382,821	383,280
Landfills	2,125,650	2,128,203
Subtotal	3,384,794	3,388,858
Less: Accumulated Depreciation	(1,188,310)	(1,066,957)
Construction in progress	4,141,333	3,954,129

Total Property and equipment, net	$ 6,337,817	$ 6,276,030

Depreciation expense for the six months ended June 30, 2009 and 2008 was $122,590 and $118,642, respectively.

Construction in progress represents direct costs of construction or acquisition and design fees incurred for the Company’s new operating site and equipments. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for its intended use. Interest expense in the amount of $111,165 and $144,932 was capitalized for the six months ended June 30, 2009 and 2008.

NOTE 4.   INVENTORY

Inventory as of June 30, 2009 and December 31, 2008 consists of the following:

	June 30, 2009	December 31, 2008
Materials	$ 53,822	$ 11,068
Supplies	4,677	70,135

Total	$ 58,499	$ 81,203

No allowance for inventory was made for the six months ended June 30, 2009 and 2008.

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (Continued)

NOTE 5. OTHER RECEIVABLES

As of June 30, 2009 and December 31, 2008, the balance of other receivables consists of the following:

	June 30, 2009	December 31, 2008
Harbin Jiayi Import and Export Co., Ltd	$ 527,033	$ 183,217
Others	778	779

Total	$ 527,811	$ 183,996

As of December 31, 2008, the balance with Harbin Jiayi Import and Export Co., Ltd. (“Jiayi”) represents a third-party loan from the Company. The loan was unsecured and bears 0.36% annual interest and expires on June 30, 2009. The loan has been paid off by the end of June 2009. As of June 30, 2009, the balance with Jiayi represents a second loan from the Company. The loan is unsecured and bears 5.31% annual interest and expires on March 11, 2010.

NOTE 6.   RELATED PARTY TRANSACTIONS

As of June 30, 2009 and December 31, 2008, the balance of loan to related parties consists of the following:

	June 30, 2009	December 31, 2008
Loan to Related Party
Shibin Jiang	$ 13,569	$ 9,144
Yun Wang	18,184	-
Harbin Binjiang Freight Co., Ltd.	-	234,518

Total Loan to related party	$ 31,753	$ 243,662

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

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (Continued)

NOTE 7. MAJOR CUSTOMER

On September 1, 2003, the Company signed an exclusive 17-year agreement with Harbin Municipal Urban Administrative Bureau (“HMUAB”) to handle approximately one-third of the city’s solid waste disposal. The contract will expire on August 30, 2020. The revenue from HMUAB alone accounted for 100% of the gross revenues for the six months ended June 30, 2009 and 2008. At June 30, 2009 and December 31, 2008, the entire balance of accounts receivable was due from HMUAB.

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

Once the Company resumes the landfill operation, it will be required to make the regular quarterly repayments as agreed. For the six months ended June 30, 2009, principal payments in the amount of $48,330 were made.

As of June 30, 2009 and December 31, 2008, the balance of loan payable all became due within one year.

NOTE 9.  INCOME TAXES

United States Tax

EESC is subject to United States of America tax law. No provision for income taxes in the United States has been made as EESC had no taxable income subject to U.S. taxes for the six month ended June 30, 2009.

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (Continued)

NOTE 9.  INCOME TAXES (Continued)

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

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (Continued)

NOTE 9.  INCOME TAXES (Continued)

The Company was incorporated in the United States.  It incurred net operating loss for U.S. income tax purposes for the six months ended June 30, 2009 and 2008. The net operating loss carry forwards, including amortization of share-based compensation, for United States income tax purposes amounted to $660,891 and $469,515 as of June 30, 2009 and December 31, 2008, respectively, which may be available to reduce future periods' taxable income. These carry forwards will expire, if not utilized, beginning in 2028 through 2029. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at June 30, 2009 for the temporary difference related to loss carry-forwards. Management reviews this valuation allowance periodically and makes adjustments as warranted. At June 30, 2009 and December 31, 2008, the deferred tax assets and the related valuation allowance were as follows:

	June 30, 2009	December 31, 2008

Deferred Tax Assets	$ 224,703	$ 159,635
Less: Valuation Allowance	(224,703)	(159,635)
Net Deferred Assets	$ -	$ -

NOTE 10.   STOCKHOLDERS' EQUITY

In the second quarter of 2008, the Company issued a total of 2,950,000 shares of its common stock as full compensation to consultants and eight employees. An amount of $1,327,500 represents the aggregate fair value of the shares.

As of June 30, 2009 and December 31, 2008, the Company has 14,970,186 shares of common stock issued and outstanding.

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

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (Continued)

NOTE 11.   STOCK-BASED COMPENSATION (Continued)

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

A summary of the status of the Company’s deferred stock compensation under the Plan as of June 30, 2009, and changes for the six months ended June 30, 2009, is presented below:

Deferred stock compensation as of January 1, 2009	$ 1,881,069
Deferred stock compensation granted	-
Compensation expenses debited to statement of operations
with a credit to additional paid-in capital	(191,375)

Deferred stock compensation as of June 30, 2009	$ 1,689,694

NOTE 12. COMMITMENTS AND CONTINGENCIES

On June 13, 2007, the company filed a Form 8-K with SEC, announced that in accordance with the PRC National Environment Protection Bureau’s request in relation to landfills and adjustments to their peripheral inhabitants’ well-being, the Harbin municipal government city administrative bureau is carrying out certain adjustments to the original landfill plans of our subsidiary, Harbin Yifeng Eco-environment Co. Ltd. (“Harbin Yifeng”).  Such adjustments will result in the relocation of some peripheral inhabitants of the landfill and its waste water disposal plant. The costs of such adjustments will be borne by the Harbin municipal government city administrative bureau.  These measures will disrupt Harbin Yifeng’s normal operations.  After careful consideration, the Company’s Board of Directors has decided to temporarily suspend Harbin Yifeng’s operations effective June 13, 2007 while these measures are being carried out. The Company expects to recommence the operations as soon as HMUAB completes the adjustments.  As of June 30, 2009, Harbin Yifeng has not yet resumed the Landfill operations.

However, Harbin Yifeng will still be collecting the minimum fixed fees during the period of suspensions as per the “Special Permission Operation Rights Contract”, which Harbin Yifeng had signed with the Harbin municipal government city administrative bureau on September 1, 2003. The bureau will compensate and pay Harbin Yifeng a sum equivalent to the fee for disposing 800 tons of waste per day before the Company resumes the operations.

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

Results of Operations

The growth of our business was delayed in June 2007, when the Harbin Municipal Urban Administrative Bureau (“HMUAB”), which is our only customer, was mandated by the PRC National Environment Protection Bureau to carry out certain modifications to the development of its landfill for the protection of local residents.  The modifications involve the relocation of some of the neighboring residents, as well as the relocation of our wastewater disposal plant.  The cost of the modifications is being born entirely by the HMUAB.  Nevertheless, while the modifications are ongoing, we have suspended our operations at the Landfill, which are currently our only source of revenue.  We expect to recommence operations at the Landfill in the near future, although the date will depend on the efficiency with which HMUAB completes the modifications. As of June 30, 2009, Harbin Yifeng has not yet resumed the landfill operations.

In accordance with the terms of our contract, the HMUAB is required to paying us, during the period of suspended operations, a sum equivalent to the fee for processing 800 tons of waste per day, which is approximately 66% of the Landfill’s capacity.  As a result, our revenue from waste processing during the six and three months ended June 30, 2009 was $890,019 and $447,670 respectively, compared to that of $866,285 and $439,462 during the six and three months ended June 30, 2008. The differences primarily reflected the decreased value of the U.S. Dollar compared to the Chinese Renminbi, as our revenue in Renminbi remained unchanged. We expect that as soon as we recommence operations at the Landfill, we will return to our earlier revenue level for waste processing operations.  From that baseline, we will endeavor to expand our waste processing operations by (a) pursuing strategic acquisitions, (b) developing additional landfills, and (c) implementing recycling technologies that will provide additional revenue sources, such as the sale of methane to the electric power industry.  Given the overwhelming growth of China’s cities, we expect there to be plentiful market opportunities.

Although our revenues in the six and three months ended June 30, 2009 were achieved without any production on our part, we still realized $185,630 and $82,401 respectively in cost of goods sold.  These costs are attributable to the fact that we have retained our core employees on salary, even as we had no revenue producing work for them to perform.  Management determined that eliminating the Company’s employee base during the landfill suspension would make it very difficult to revive that operation when the suspension ends.

Our selling, general and administrative expenses during the six months ended June 30, 2009 were $282,026 ($144,397 during the three months ended June 30, 2009), compared to that of $232,574 during the six months ended June 30, 2008 ($98,120 during the three months ended June 30, 2008).  $191,375 of the 2009 expenses was attributable to the expensing of stock compensation that we gave to employees and consultants as incentives for future services.  At June 30, 2009 there remained $1,689,694 in deferred stock compensation expense on our books, which will be amortized as expenses over the expected terms of service of the employees and consultants who received the shares.

The Company’s revenue less expenses produced a pre-tax income of $430,528  during the six months ended June 30, 2009 ($221,587 for the three months), compared to a pre-tax income of $516,622  during the six months ended June 30, 2008 ($279,651 during the three months).  Our net income during the six months ended June 30, 2009 decreased to $351,253 from $516,622 during the same period of 2008. Likewise, our net income during the three months ended June 30, 2009 also decreased to $180,512 from $279,651 during the same period of 2008. The reduction of net income was partially attributed to the income tax of $79,275 and $41,075 that we incurred during the six months and three months ended June 30, 2009, respectively. As a result of Chinese tax laws that reward foreign investment in China, Yifeng was entitled to exemption from income taxes during 2007 and 2008, followed by a 50% abatement of taxes from 2009 to 2011.  Accordingly, our net income for the six and three months ended June 30, 2009 represented $0.02 and $0.01 per share respectively, a decrease from $0.04 and $0.02 per share for the same periods of 2008.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the six months ended June 30, 2009, the effect of converting our financial results to Dollars was to reduce our accumulated other comprehensive income by $26,999, while during the three months ended June 30, 2009,  the effect was to add $795 to our comprehensive income.

Liquidity and Capital Resources

To date, we have financed our operation and met capital expenditure requirements primarily through bank loans and operating income. On November 18, 2004, the Company received a long-term loan from Industrial and Commercial Bank of China, Harbin Branch in the amount of $4,832,960, secured by the Company’s building. The loan is for a 5-year term, maturing November 15, 2009. Pursuant to the loan agreement, the interest rate for the first year was set at 7.605%. Starting from the second year and thereafter, the rates become adjustable based on the change of the official rates at the time. In addition to paying the quarterly interest, the Company is also required to make $241,648 pre-determined principal repayments every quarter. When our operations at the Landfill were suspended, the Bank agreed to reduce our debt service requirements, with the result that in the six months ended June 30, 2009, we made principal payments of only $48,330.  That abatement will end when we recommence operations at the Landfill.

The entire amount of the loan $2,223,162 at June 30, 2009, is due to be paid by the end of 2009. We have received assurances from the Bank that it will extend the term of the loan.  However, we have not yet reached agreement with the Bank regarding the terms on which the loan will be extended.  Unless our operations at the Landfill are revived before year end, we will require special terms from the Bank for the period of inactivity, and that concession may result in the overall terms of the extended loan being less favorable than would be the case if the Landfill were operating.

Our working capital at June 30, 2009 totaled $2,262,146, an increase of $488,804 from our working capital at December 31, 2008.  The increase in working capital was somewhat greater than our net income for the period, and was primarily attributable to that net income.

Despite our $351,253 in net income, our operations used $428,889 during the six months ended June 30, 2009.  As a result, we reduced our cash assets by $476,687 to $635,800 during the six months ended June 30, 2009, compared to $1,112,487 at the beginning of 2009.  Three factors primarily led to the reduction in our cash position during the first six months of 2009:

•

We applied $187,204 of net income to our ongoing construction efforts at the Harbin landfill.

•

We made a one-year loan in the amount of $526,511 to Harbin Jiayi Import and Export Co., Ltd.

•

Our accounts receivable increased by $887,314.

The increase in our accounts receivable resulted from the fact that we are dependent on one source of revenue – compensation payments made by the HMUAB to offset our loss of revenue during the suspension of Landfill operations.  While the landfill is closed, HMUAB has made few payments.  During the six months ended June 30, 2009, HMUAB made no payments.  Nevertheless we do not consider the receivable to be at risk, and have made no provision for doubtful accounts.

After property and equipment – primarily our investment in the Landfill – our largest asset category at June 30, 2009 was “advances to suppliers,” totaling $3,790,022, a decrease of $34,962 since December 31, 2008.  These amounts primarily represent payments to contractors for work on Phase I and Phase II of the Landfill.  The asset will be reclassified as “property and equipment” when the related construction projects are completed.

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

Date: August 10, 2009

By: /s/ Yun Wang

      Yun Wang, Chief Executive Officer