Form 10-Q
period 2009-09-30
Eastern Environment Solutions Corp.
filed 2009-11-16
CIK 1119721

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2009

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

November 10, 2009

Common Voting Stock: 14,970,186

EASTERN ENVIRONMENT SOLUTIONS, CORP.

TABLE OF CONTENTS

                                                         Page(s)

Condensed Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and

December 31, 2008

1

Condensed Consolidated Statements of Income for the Nine and Three Months Ended

September 30, 2009 and 2008 (Unaudited)

2

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended

September 30, 2009 and 2008 (Unaudited)

3

Notes to Condensed Consolidated Financial Statements (Unaudited)

4 – 16

EASTERN ENVIRONMENT SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 572,105	$ 1,112,487
Accounts receivable	3,861,245	2,518,920
Inventory	55,936	81,203
Other receivables	440,252	183,996
Loans to related parties	46,854	243,662
Total Current Assets	4,976,392	4,140,268

Property and equipment, net of accumulated depreciation	6,331,723	6,276,030
Other asset:
Advance to suppliers	3,792,443	3,824,984
Total Other Asset	3,792,443	3,824,984

Total Assets	$ 15,100,558	$ 14,241,282

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Loan payable - current portion	$ 2,198,997	$ 2,271,492
Accounts payable	810	887
Taxes payable	123,698	108
Accrued expenses and other payables	80,963	94,439
Total Current Liabilities	2,404,468	2,366,926

Total Liabilities	2,404,468	2,366,926

Stockholders' Equity
Common stock, $0.0001 par value,
100,000,000 shares authorized;
14,970,186 and 14,970,186 shares issued
and outstanding as of September 30, 2009
and December 31, 2008	1,497	1,497
Additional paid-in-capital	3,740,477	3,453,415
Accumulated other comprehensive income	1,977,503	2,000,096
Statutory reserves	186,156	186,156
Retained earnings - Unappropriated	6,790,457	6,233,192

Total Stockholders' Equity	12,696,090	11,874,356

Total Liabilities and Stockholders' Equity	$ 15,100,558	$ 14,241,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTERN ENVIRONMENT SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008

Revenues	$ 1,342,554	$ 1,318,179	$ 452,533	$ 452,080

Cost of Goods Sold	251,248	212,013	65,611	88,392

Gross Profit	1,091,306	1,106,166	386,922	363,688

Operating Expenses
Selling, general and administrative	419,041	387,018	137,015	154,576

Income from operations	672,265	719,148	249,907	209,112

Other Income	8,622	10,508	471	3,451

Income Before Income Taxes	680,887	729,656	250,378	212,563

Provision for Income Taxes	123,622	-	44,348	-

Net Income	$ 557,265	$ 729,656	$ 206,030	$ 212,563

Other Comprehensive Income -
Foreign currently translation gain (loss)	(22,593)	913,823	4,406	134,176

Comprehensive Income	$ 534,673	$ 1,643,479	$ 210,436	$ 346,739

Basic & Diluted Income (Loss) Per Share
Basic	$ 0.04	$ 0.05	$ 0.01	$ 0.01
Diluted	$ 0.04	$ 0.05	$ 0.01	$ 0.01

Weighted Average Number of
Common Shares Outstanding
Basic	14,970,186	13,678,215	14,970,186	14,970,186
Diluted	14,970,186	13,678,215	14,970,186	14,970,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTERN ENVIRONMENT SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2009	2008
Cash Flows From Operating Activities:
Net income	$ 557,265	$ 729,656
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	184,295	179,871
Amortization of stock compensation	287,063	227,229
Changes in operating assets and liabilities:
Accounts receivable	(1,342,325)	(1,228,219)
Inventory	25,267	(3,778)
Other receivables	-	18,179
Advances to suppliers	32,541	(290,299)
Accounts payable	(77)	1,590
Taxes payable	123,589	(23)
Accrued expenses and other payables	(13,475)	3,514

Net cash used in operating activities	(145,857)	(362,281)

Cash Flows From Investing Activities:
Purchase of property and equipment	(24,669)	(491)
Additions to construction in process	(216,762)	(482,580)
Loan to outside party	(256,257)	-
Collections (payments) on loans to related parties	196,808	(245,889)

Net cash used in investing activities	(300,880)	(728,960)

Cash Flows From Financing Activities
Reduction in bank loan payable	(72,494)	(72,495)

Net cash used in financing activities	(72,494)	(72,495)

Effect of exchange rate changes on cash and cash equivalents	(21,151)	738,787

Increase (Decrease) in cash and cash equivalents	(540,382)	(424,949)

Cash and Cash Equivalents - Beginning of Period	1,112,487	2,105,255

Cash and Cash Equivalents - End of Period	$ 572,105	$ 1,680,306

Supplemental Cash Flow Information:
During the periods, cash was paid for the following:
Interest expense	$ 162,736	$ 213,066
Income taxes	$ -	$ -
Non-Cash Financing Activities:
Common stock issued for incentive employee compensation	$ -	$ 1,327,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivables

Accounts receivables are stated at net realizable value. Any allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. A considerate amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging analysis. The Company’s receivables are entirely due from municipal government of Harbin City. At September 30, 2009 and 2008 we reviewed the receivable to determine the likelihood that we would collect it. We received assurances from the government of its intention to continue the landfill project and to satisfy its account.  Shortly after September 30, 2009, the government notified us that the landfill project would be restored in November 2009.  Based on this assessment, we determined that collection of the receivable in full is reasonably assured.   Therefore, no allowance for doubtful accounts was deemed necessary for the nine months ended September 30, 2009 and 2008. We expect the receivable to be paid in full within the next few months, since operations at the landfill were restored in November 2009.

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

Advance to suppliers

Advance to suppliers represent the payments made and recorded in advance for the purchase of the materials and equipment related to the Company’s construction in progress. We expect to utilize the advances during the next two years.  Pursuant to Paragraphs 17 and 21 of ASC 230, we have classified the advances as operating cash flows, since the payments have not been made at the time of purchase or soon before or after purchase. The final phase of the construction is not completed.  As such, no amortization was made for the nine months ended September 30, 2009 and 2008.

Revenue recognition

The Company’s revenue policies are in compliance with the United States Accounting Guide.  Revenue is recognized when service is provided and payments of the customers and collection are reasonably assured.  Payments received in advance but not yet earned are recorded as

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred revenue. Under our Build-Operate-Transfer (“BOT”) Agreement with the Harbin Municipal Government, we receive fee payments related to use of the landfill.  We recognize these payments as revenue when the related use of the landfill has been completed.  During the period when our landfill operations were suspended, the Harbin government was still responsible to pay us a monthly fee for the minimum usage of the landfill set forth the the BOT Agreement.

Income taxes

The Company accounts for income tax under the provisions of Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) No.740 "Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Reporting

ASC Codification 280, "Segments Reporting" requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

ASC 280 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment. The Company consists of one reportable business segment. All of the Company's assets are located in The People's Republic of China.

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

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated Other Comprehensive Income".  Gains and losses resulting from foreign currency translations are included in Accumulated Other Comprehensive Income

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based compensation

The Company records stock based compensation expense pursuant to the United States ASC Codification 718, which establishes the accounting for employee stock-based awards. Under the above provisions, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Deferred stock compensation represents shares issued to employees that will be vested over a certain service period. Deferred stock compensation is included in additional paid-in capital as an offset to equity.

Also in accordance with FASB ASC Codification 718, when the Company measures compensation expense for its non-employee stock-based compensation, the fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.

Earnings per share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no common stock equivalents available for dilution purposes as of September 30, 2009 and 2008.

Subsequent Events

The Company has evaluated subsequent events that have occurred through the filing date and has determined that there were no material events since the balance sheet date of this report.

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New accounting pronouncements

In June 2009, FASB established Accounting Standards CodificationTM (“Codification”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with the GAAP. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of the Codification is not expected to have a material impact on the Company’s results of operations or financial position.

In June 2009, FASB updated the accounting standards related to the consolidation of variable interest entities (“VIEs”). The standard amends current consolidation guidance and requires additional disclosures about an enterprise’s involvement in VIEs. The standard shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the adoption to have a material impact on the Company’s results of operations or financial position.

In May 2009, FASB issued FAS No. 165, "Subsequent Events," which was subsequently codified within ASC 855, “Subsequent Events”. The standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. An entity should apply the requirements of ASC 855 to interim or annual financial periods ending after June 15, 2009. Adoption of this standard does not have a material impact on the Company’s results of operations or financial position.

In April 2009, the FASB updated the accounting standards to provide guidance on estimating the fair value of a financial asset or liability when the trade volume and level of activity for the asset or liability have significantly decreased relative to historical levels. The standard requires entities to disclose the inputs and valuation techniques used to measure fair value and any changes in valuation inputs or techniques. In addition, debt and equity securities as defined by GAAP shall be disclosed by major category. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. The adoption did not have a material effect on the Company's results of operations and financial condition.

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In April 2009, the FASB updated the accounting standards for the recognition and presentation of other-than-temporary impairments. The standard amends existing guidance on other-than-temporary impairments for debt securities and requires that the credit portion of other-than-temporary impairments be recorded in earnings and the noncredit portion of losses be recorded in other comprehensive income. The standard requires separate presentation of both the credit and noncredit portions of other-than-temporary impairments on the financial statements and additional disclosures. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. At the date of adoption, the portion of previously recognized other-than-temporary impairments that represent the noncredit related loss component shall be recognized as a cumulative effect of adoption with an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income (loss). The adaption of this standard did not have a material effect on the preparation of the Company’s consolidated financial statements.

In August 2009, the FASB updated the accounting standards to provide additional guidance on estimating the fair value of a liability in a hypothetical transaction where the liability is transferred to a market participant. The standard is effective for the first reporting period, including interim periods, beginning after issuance. The Company does not expect the adoption to have a material effect on the Company's consolidated results of operations and financial condition.

NOTE 3. PROPERTY AND EQUIPMENT, NET

Property and equipment at September 30, 2009 and December 31, 2008 consist of the following:

	September 30, 2009	December 31, 2008
Machinery & Equipment	$ 883,275	$ 877,375
Vehicles	385,175	383,280
Landfills	2,143,197	2,128,203
Subtotal	3,411,647	3,388,858
Less: Accumulated Depreciation	(1,250,816)	(1,066,957)
Construction in progress	4,170,892	3,954,129
Total Property and equipment, net	$ 6,331,723	$ 6,276,030

Depreciation expense for the nine months ended September 30, 2009 and 2008 was $184,295 and $179,871, respectively.

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

NOTE 3. PROPERTY AND EQUIPMENT, NET (Continued)

“Landfills” represents the capitalized expenses attributable to the construction of the portion of the Harbin landfill that is currently functional.  Landfill costs are amortized using a straight-line method over the contract term, commencing when the landfill is first put into use.  The Company has no obligations relating to capping, closure or other post-closure obligations; accordingly no reserve for post-closure activities has been established.

For the nine months ended September 30, 2009 and 2008, the landfill was not utilized due to suspension of operations.  (See:  Note 12)

Construction in progress represents direct costs of construction or acquisition and design fees incurred for the Company’s new operating site. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for its intended use. Commencing at that time, the capitalized expenses will be depreciated on a 15 year schedule. Interest expense in the amount of $162,736 and $213,066 was capitalized for the nine months ended September 30, 2009 and 2008.

NOTE 4.   INVENTORY

Inventory as of September 30, 2009 and December 31, 2008 consists of the following:

	September 30, 2009	December 31, 2008
Materials	$ 51,461	$ 11,068
Supplies	4,475	70,135

Total	$ 55,936	$ 81,203

No allowance for inventory was made for the nine months ended September 30, 2009 and 2008.

NOTE 5. OTHER RECEIVABLES

During the 4th quarter of 2008 we entered into a lending arrangement with Harbin Jiayi Import and Export Co., Ltd.  This is a Chinese limited liability company owned by two individuals, neither of whom has any relationship with Yifeng or its affiliates.  We made the arrangement in order to put our cash reserves to a productive use while our operations are suspended.  We chose Harbin Jiayi Import and Export because it has a good reputation in the local business community.  We made a smaller amount, short-term loan at a nominal interest rate at the beginning to initiate the relationship, and then followed in the 1st quarter of 2009 with a larger loan carrying a market rate of interest.

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

NOTE 5. OTHER RECEIVABLES (Continued)

As of September 30, 2009 and December 31, 2008, the balance of other receivables consists of the following:

	September 30, 2009	December 31, 2008
Harbin Jiayi Import and Export Co.,Ltd	$ 439,476	$ 183,217
Others	777	779

Total	$ 440,253	$ 183,996

As of December 31, 2008, the balance with Harbin Jiayi Import and Export Co., Ltd. (“Jiayi”) represents a third-party loan from the Company. The loan was unsecured and bears 0.36% annual interest and expires on June 30, 2009. The loan has been paid off by the end of June 2009. As of September 30, 2009, the balance with Jiayi represents a second loan from the Company. The loan is unsecured and bears 5.31% annual interest and expires on March 11, 2010.

NOTE 6.   RELATED PARTY TRANSACTIONS

As of September 30, 2009 and December 31, 2008, the balance of loan to related parties consists of the following:

	September 30, 2009	December 31, 2008
Loan to Related Party
Shibin Jiang	$ 13,577	$ 9,144
Yun Wang	33,277	-
Harbin Binjiang Freight Co., Ltd.	-	234,518

Total Loan to related party	$ 46,854	$ 243,662

Mr. Shibin Jiang is the shareholder of the Company. Mr. Yun Wang is the spouse of Ms. Yan Feng, the CEO and the major shareholder of the Company. The loans to the above two persons are unsecured and interest free. The management of the Company expects the entire amount of this outstanding loan to shareholder will be repaid within one year.

Harbin Binjiang Freightage Market Co., Ltd (“Binjiang”) is an affiliated company partially owned by Ms. Yan Feng, who serves as a Director of Binjiang. The loan is also unsecured and bears 6.12% annual interest rate. The loan to Binjiang has been repaid by the end of March 2009.

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

NOTE 7. MAJOR CUSTOMER

On September 1, 2003, the Company signed an exclusive 17-year agreement with Harbin Municipal Urban Administrative Bureau (“HMUAB”) to handle approximately one-third of the city’s solid waste disposal. The contract will expire on August 30, 2020. The revenue from HMUAB alone accounted for 100% of the gross revenues for the nine months ended September 30, 2009 and 2008. At September 30, 2009 and December 31, 2008, the entire balance of accounts receivable was due from HMUAB.

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

Once the Company resumes the landfill operation, it will be required to make the regular quarterly repayments as agreed. For the nine months ended September 30, 2009, the Company repaid $72,494 to the lender.

As of September 30, 2009 and December 31, 2008, the balance of loan payable all became due within one year.

Interest expense for the above loan totaled $162,736 and $213,066 for the nine months ended September 30, 2009 and 2008.  These interest expenses were capitalized as a part of the cost of construction in progress.

NOTE 9.  INCOME TAXES

United States Tax

EESC is subject to United States of America tax law. No provision for income taxes in the United States or elsewhere has been made as EESC had no taxable income subject to U.S. taxes for the nine month ended September 30, 2009.

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

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

The estimated tax savings as a result of our tax holidays for the nine months ended September 30, 2009 and 2008 amounted to $123,622 and $251,471, respectively. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share for the nine months ended September 30, 2009 and 2008 from $0.04 to $0.03 and from $0.05 to $0.03, respectively.

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

EASTERN ENVIRONMENT SOLUTIONS, CORP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

NOTE 9.  INCOME TAXES (Continued)

The Company was incorporated in the United States.  It incurred net operating loss for U.S. income tax purposes for the nine months ended September 30, 2009 and 2008. The net operating loss carry forwards, including amortization of share-based compensation, for United States income tax purposes amounted to $756,579 and $469,515 as of September 30, 2009 and December 31, 2008, respectively, which may be available to reduce future periods' taxable income. These carry forwards will expire, if not utilized, beginning in 2028 through 2029. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at September 30, 2009 for the temporary difference related to loss carry-forwards. Management reviews this valuation allowance periodically and makes adjustments as warranted. At September 30, 2009 and December 31, 2008, the deferred tax assets and the related valuation allowance were as follows:

	September 30, 2009	December 31, 2008

Deferred Tax Assets	$ 257,237	$ 159,635
Less: Valuation Allowance	(257,237)	(159,635)
Net Deferred Assets	$ -	$ -

NOTE 10.   STOCKHOLDERS' EQUITY

In the second quarter of 2008, the Company issued a total of 2,950,000 shares of its common stock as full compensation to consultants and eight employees. An amount of $1,327,500 represents the aggregate fair value of the shares.

As of September 30, 2009 and December 31, 2008, the Company has 14,970,186 shares of common stock issued and outstanding.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

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

A summary of the status of the Company’s deferred stock compensation under the Plan as of September 30, 2009, and changes for the nine months ended September 30, 2009, is presented below:

Deferred stock compensation as of January 1, 2009	$ 1,881,069
Deferred stock compensation granted	-
Compensation expenses debited to statement of operations
with a credit to additional paid-in capital	(287,062)

Deferred stock compensation as of September 30, 2009	$ 1,594,007

NOTE 12. COMMITMENTS AND CONTINGENCIES

On June 13, 2007, the company filed a Form 8-K with SEC, announced that in accordance with the PRC National Environment Protection Bureau’s request in relation to landfills and adjustments to their peripheral inhabitants’ well-being, the Harbin municipal government city administrative bureau is carrying out certain adjustments to the original landfill plans of our subsidiary, Harbin Yifeng Eco-environment Co. Ltd. (“Harbin Yifeng”).  Such adjustments will result in the relocation of some peripheral inhabitants of the landfill and its waste water disposal plant. The costs of such adjustments will be borne by the Harbin municipal government city administrative bureau.  These measures will disrupt Harbin Yifeng’s normal operations.  After careful consideration, the Company’s Board of Directors has decided to temporarily suspend Harbin Yifeng’s operations effective June 13, 2007 while these measures are being carried out. The Company expects to recommence the operations as soon as HMUAB completes the adjustments.  As of September 30, 2009, Harbin Yifeng has not yet resumed the Landfill operations.

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

Results of Operations

The growth of our business was delayed in June 2007, when the Harbin Municipal Urban Administrative Bureau (“HMUAB”), which is our only customer, was mandated by the PRC National Environment Protection Bureau to carry out certain modifications to the development of its landfill for the protection of local residents.  The modifications involve the relocation of some of the neighboring residents, as well as the relocation of our wastewater disposal plant.  The cost of the modifications is being born entirely by the HMUAB.  Nevertheless, while the modifications were ongoing, we suspended our operations at the Landfill, which are currently our only source of revenue.  As of September 30, 2009, Harbin Yifeng had not yet resumed the landfill operations.

In accordance with the terms of our contract, the HMUAB is required to pay us, during the period of suspended operations, a sum equivalent to the fee for processing 800 tons of waste per day, which is approximately 66% of the Landfill’s capacity.  As a result, our revenue from waste processing during the nine and three months ended September 30, 2009 was $1,342,554 and $452,533 respectively, compared to that of $1,318,179 and $452,080 during the nine and three months ended September 30, 2008. The differences primarily reflected the decreased value of the U.S. Dollar compared to the Chinese Renminbi, as our revenue in Renminbi remained unchanged.

In October 2009 we were notified by HMUAB that we could recommence operations at the landfill as of October 30, 2009.  We are working on a limited basis during early November, while we restore operations.  We will then return to the level of operations that we carried on prior to June 2007.

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

Although our revenues in the nine and three months ended September 30, 2009 were achieved without any production on our part, we still realized $251,248 and $65,611 respectively in cost of goods sold.  These costs are attributable to the fact that we have retained our core employees on salary, even as we had no revenue producing work for them to perform.  Management determined that eliminating the Company’s employee base during the landfill suspension would make it very difficult to revive that operation when the suspension ends.

Our selling, general and administrative expenses during the nine months ended September 30, 2009 were $419,041 ($137,015 during the three months ended September 30, 2009), compared to that of $387,018 during the nine months ended September 30, 2008 ($154,576 during the three months ended September 30, 2008).  $287,062 of the 2009 expenses was attributable to the expensing of stock compensation that we gave to employees and consultants as incentives for future services.  At September 30, 2009 there remained $1,594,007 in deferred stock compensation expense on our books, which will be amortized as expenses over the expected terms of service of the employees and consultants who received the shares.

The Company’s revenue less expenses produced a pre-tax income of $680,887 during the nine months ended September 30, 2009 ($250,378 for the three months), compared to a pre-tax income of $729,656 during the nine months ended September 30, 2008 ($212,563 during the three months).  Our net income during the nine months ended September 30, 2009 decreased to $557,265 from $729,656 during the same period of 2008. Likewise, our net income during the three months ended September 30, 2009 also decreased to $206,030 from $212,563 during the same period of 2008. The reduction of net income was partially attributed to the income tax of $123,622 and $44,348 that we incurred during the nine months and three months ended September 30, 2009, respectively. As a result of Chinese tax laws that reward foreign investment in China, our subsidiary, Yifeng, was entitled to exemption from income taxes during 2007 and 2008, followed by a 50% abatement of taxes from 2009 to 2011.  Accordingly, our net income for the nine months ended September 30, 2009 was $0.04 per share ($0.01 during the three months), a decrease from $0.05 for the same period of 2008 ($0.01 during the three months).

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the nine months ended September 30, 2009, the effect of converting our financial results to Dollars was to reduce our accumulated other comprehensive income by $22,593, while during the nine months ended September 30, 2008,  the effect was to add $913,823 to our comprehensive income.

Liquidity and Capital Resources

To date, we have financed our operation and met capital expenditure requirements primarily through bank loans and operating income. On November 18, 2004, the Company received a long-term loan from Industrial and Commercial Bank of China, Harbin Branch in the amount of $4,832,960, secured by the Company’s building. The loan is for a 5-year term, maturing November 15, 2009. Pursuant to the loan agreement, the interest rate for the first year was set at 7.605%. Starting from the second year and thereafter, the rates become adjustable based on the change of the official rates at the time. In addition to paying the quarterly interest, the Company is also required to make $241,648 pre-determined principal repayments every quarter. When our operations at the Landfill were suspended, the Bank agreed to reduce our debt service requirements, with the result that in the nine months ended September 30, 2009, we made principal payments of only $72,494.  That abatement will end when we recommence operations at the Landfill.

The entire amount of the loan, $2,198,997 at September 30, 2009, was due to be paid on November 15, 2009.  We have reached an agreement with the Bank extending the loan to December 25, 2011, and reducing the interest rate to 6.534% per annum.  All other terms of the loan remain in effect.   In particular, the loan does not include any financial covenants that we are required to sustain.

Our working capital at September 30, 2009 totaled $2,571,924, an increase of $798,582 from our working capital at December 31, 2008.  The increase in working capital was somewhat greater than our net income of $557,265 for the first three quarters of 2009.  The disparity was primarily due to the fact that our net income was reduced by $287,062 of stock compensation expense, a non-cash item.

Despite our $557,265 in net income, our operations used $402,114 during the nine months ended September 30, 2009.  As a result, we reduced our cash assets by $540,382 to $572,105 during the nine months ended September 30, 2009.  Three factors primarily led to the reduction in our cash position during the first nine months of 2009:

•

We applied $216,762 of net income to our ongoing construction efforts at the Harbin landfill.

•

We made a one-year loan in the amount of $439,476 to Harbin Jiayi Import and Export Co., Ltd.

•

Our accounts receivable increased by $1,342,325.

The increase in our accounts receivable resulted from the fact that we are dependent on one source of revenue – compensation payments made by the HMUAB to offset our loss of revenue during the suspension of Landfill operations.  While the landfill is closed, HMUAB has made few payments.  During the nine months ended September 30, 2009, HMUAB made no payments.  Nevertheless we do not consider the receivable to be at risk, and have made no provision for doubtful accounts.

After property and equipment – primarily our investment in the Landfill – our largest asset category at September 30, 2009 was “advances to suppliers,” totaling $3,792,443, a decrease of $32,541 since December 31, 2008.  These amounts primarily represent payments to contractors for work on Phase I and Phase II of the Landfill.  The asset will be reclassified as “property and equipment” when the related construction projects are completed.

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

Date: November 16, 2009

By: /s/ Feng Yan

      Feng Yan, Chief Executive Officer