Form 10-K
period 2009-12-31
Eastern Environment Solutions Corp.
filed 2010-03-18
CIK 1119721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

COMMON STOCK, $.0001 PAR VALUE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.    Yes __ No √

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes __ No √

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  √     No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes  ___    No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer     Accelerated filer     Non-accelerated filer     Small reporting company    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No √

As of June 30, 2009 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was approximately $2,905,093, based upon the closing sale price of $.50 per share.

As of March 15, 2010, there were 14,970,186 shares of common stock outstanding.

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

Non-Hazardous Solid Waste Processing

Yifeng is one of the leading regional, private environmental engineering companies in the PRC. Yifeng currently provides its services through its only landfill site (the “Landfill”) situated in the town of Jin Jia town, approximately 30 km from Harbin, which is the capital of Heilongjiang Province. The Harbin Municipal Urban Administrative Bureau (“HMUAB”) has authorized the Landfill to accept “municipal solid waste” (“MSW”), which is a type of waste generated by residential households and businesses such as restaurants and retail establishments. The Landfill occupies 55 hectares with an anticipated total capacity of more than 7.8 million tons of MSW. The Landfill can be used to dispose of 1,500 tons of MSW per day, approximately 42% of the total MSW produced by the population of Harbin.

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

The PRC Ministry of Construction has promulgated a Municipal Public Sector BOT Administrative Measure (the “Measure”). Under the Measure, public sector services such as water, gas and heat supply, public transportation, and waste processing can be conducted by the BOT model through open bid. HMUAB and Yifeng entered into a 17-year BOT Contract on September 1, 2003 as a result of Yifeng winning in a public bid to build and operate the Landfill in Harbin. The BOT Contract provides for the construction and operation of the Harbin Xiangyang MSW Landfill (the “Landfill”).  The agreement has a term of 18 years and three months, including a 15 month construction period and a 17 year operation period.  HMUAB agreed to provide 55 hectares of land for the project, free of charge, and to provide the infrastructure necessary for the construction of the Landfill.  Yifeng agreed to fund the construction of the Landfill to a disposal capacity of 1,200 tons per day, which is expected to entail a commitment of 120 million RMB (@$17.5 million).  Yifeng’s obligation is secured by a bank letter of credit equal to 30% of its financial commitment.  During the term of the agreement, Yifeng will manage the Landfill, and HMUAB will pay Yifeng a monthly fee equal to 42 RMB (@$6.15) per ton of waste accepted by the Landfill.  Yifeng has the right to seek price adjustments based on documented expenses.  HMUAB guarantees a minimum of 800 tons of waste per day will be delivered to the Landfill.  Upon termination of the agreement, Yifeng will have no further obligations, but all of the assets related to the Landfill operation will become property of HMUAB free of liens.

The purpose of the project is to landfill the MSW in a way that it has little or no impact on surrounding land and residents. Prior to the project, only approximately 5.7% of the total MSW was disposed of in a safe manner in Harbin. It is anticipated that this project can result in the safe disposal of an additional 34.3% of MSW.

The development of the Landfill is being carried out in phases, although the Landfill was ready to accept waste upon completion of Phase 1.  There are three phases of the project, which will together require a total investment of approximately RMB 160,000,000 (approximately $21,505,376), of which Yifeng is required to provide approximately RMB 120,000,000 (approximately $16,129,032). Yifeng has already contributed RMB 70,000,000 (approximately $9,408,602) and HMUAB has contributed RMB 40,000,000 (approximately $5,376,344). Phase I of the project was completed and put into operation in November 2004.  It included waste landfill areas, a waste water adjusting pool and a processing station, laboratory and other affiliated construction such as office buildings, roads, etc. YIfeng has been accepting waste into the Landfill and thus generating revenues since November 2004, therefore, except during the period of suspended operations described below.  Yifeng plans to continue to construct waste landfill areas in Phase II and Phase III which are expected to be completed in 2011 and 2013, respectively.

In June 2007 the HMUAB was mandated by the PRC National Environment Protection Bureau to carry out certain modifications to the development of the Landfill for the protection of local residents.  The modifications involve the relocation of some of the neighboring residents, as well as the relocation of our waste water disposal plant.  While the modifications were ongoing, we suspended our operations at the Landfill, although HMUAB had a continuing obligation to pay us the base fee provided for in the BOT contract.  In November 2009 the suspension was lifted, and we have returned to full operations at the Landfill.  In February 2010 HMUAB increased our capacity authorization from 1200 tons per day to 1500 tons per day.

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

Zhiye’s consulting business generated approximately 27% of Yifeng’s total revenues for the fiscal year ended December 31, 2006.  None of that business carried over into 2007, however, and we have realized no revenue from Zhiye since 2006.  Our plan is to seek new consulting business opportunities in 2010.

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

Yifeng owns the following equipment, which is utilized in the operation of the Landfill:

No.	Description	Quantity	Total Approximate Purchase Price (US$)
1	Bulldozer	2	134,500
2	Compaction machine	2	390,000
3	Red rock truck transportation vehicle	2	60,515
4	Hitachi excavator	1	165,000
5	Spray vehicle	1	20,625
6	Car loader	1	32,500
7	Card Ma Si transport vehicle	2	52,500
	Total		855,640

In summary, the following are the principal technologies used by Yifeng at the Landfill:

•	Mechanical ventilated aerobic and anaerobic landfill techniques
•	Leachate collection
•	Synthetic HDPE horizontal anti-sinking technique
•	Landfill gas and methane collection
•	Municipal solid waste compacting technique

Future Planned Services

Traditional methods of municipal waste disposal (open-air dumps) can cause underground water and air pollution and other environmental problems. Landfill gases, principally methane, contribute to the production of greenhouse gases (“GHG”). In order to control GHG emissions, it is necessary to collect and utilize the landfill gases.

Yifeng is presently developing methods to utilize these landfill gases, having already installed collection tubes in the Landfill.  The Landfill presently does not produce enough methane for collection.  However, in 2010 or thereafter Yifeng plans to start collecting the landfill gases and either sell them to a power company or establish a plant for power generation.  By that time, the Landfill will have accumulated roughly 1-1.5 million tons of resident MSW. Yifeng plans to raise additional capital to finance the project, the availability of which cannot be assured.

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

Customers

HMUAB is Yifeng's sole customer. Under the 17-year term BOT Contract, it provides Yifeng approximately 42% of the total MSW Harbin produces for a fixed disposal fee of RMB42 (approximately $6.15) per ton.

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

3.
Leading Position in Market. Yifeng is the largest MSW disposal enterprise in Harbin with the current disposal capacity of 42% of the total MSW Harbin produces. It is also the first privately-owned MSW non-hazardous disposal company in China.

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

Employees

The Company currently has 52 employees:  45 associated with Yifeng and 7 with its subsidiary, Zhiye.  All of the Company’s employees are engaged full-time.  The Company believes that its relations with its employees are good.

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

All of our revenues since 2007 have arisen from our relationship with the Government of Harbin, specifically from one landfill operation.  We intend that in the future we will expand our operations to develop other revenue-producing relationships, but we have no immediate prospects for such plan.  If our relationship with the City of Harbin becomes disrupted for any reason before we develop other sources of revenue, we will have no source of revenue, and our business would fail.

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

ITEM 1B.            UNRESOLVED STAFF COMMENTS

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

Yifeng’s subsidiary, Zhiye, leases its office space (200 square meters) for an annual rent of RMB 260,000 (approximately US$34,946) from Harbin Yifeng Group Joint Stock Co., Ltd., a company of which Mr. Yun Wang owns 22.78%. Yun Wang is the spouse of Feng Yan, our Chief Executive Officer.  The lease is on a year to year basis.   The rental charge is believed to be equal to the market rate for similar property in Harbin.

 ITEM 3.               LEGAL PROCEEDINGS

None.

PART II

ITEM 4.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

	Bid
Quarter Ending	High	Low
March 31, 2008	$1.95	$.65
June 30, 2008	$1.15	$.41
September 30, 2008	$1.00	$.68
December 31, 2008	$.72	$.20

March 31, 2009	$.91	$.16
June 30, 2009	$.55	$.25
September 30, 2009	$.60	$.15
December 31, 2009	$.70	$.15

(b) Shareholders

On March 5, 2010 there were approximately 259 holders of record of our common stock.

(c)  Dividends

Since the Company’s incorporation, no dividends have been paid on our Common Stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders.	0	N.A.	0
Equity compensation plans not approved by security holders.	0	N.A.	50,000
Total	0	N.A.	50,000
___________________________
(1)           In April 2008 the Board of Directors adopted the 2008 Equity Incentive Plan.  The Plan authorizes the Board to issue up to 3,000,000 shares of common stock to employees of the Company and its subsidiaries or to consultants providing services to the Company other than services in connection with capital raising transactions or promoting or maintaining the market for our common stock.  To date, the Board has granted 2,950,000 shares pursuant to the Plan.

(e)  Sale of Unregistered Securities

Eastern Environment did not effect any unregistered sales of equity securities during the 4th quarter of 2009.

 (f) Repurchase of Equity Securities

Eastern Environment did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2009.

ITEM 5.                SELECTED FINANCIAL DATA

Not applicable.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

The growth of our business was delayed in June 2007, when the Harbin Municipal Urban Administrative Bureau (“HMUAB”), which is our only customer, was mandated by the PRC National Environment Protection Bureau to carry out certain modifications to the development of its landfill for the protection of local residents.  The modifications involve the relocation of some of the neighboring residents, as well as the relocation of our wastewater disposal plant.  The cost of the modifications was born entirely by the HMUAB.  Nevertheless, while the modifications are ongoing, we suspended our operations at the Landfill, which are currently our only source of revenue.  The suspension was lifted in November 2009, and we have now returned to full operations.  Our financial statements for 2009, however, but for the last two months of the year, reflect the results of suspended operations.

Moreover, in February 2010 the HMUAB increased the limits on our operations from 1,200 tons of waste per day to 1,500 tons per day.

In accordance with the terms of our contract, the HMUAB was required to pay us, during the period of suspended operations, a sum equivalent to the fee for processing 800 tons of waste per day, which is approximately 66% of the Landfill’s capacity.  As a result, our revenue from waste processing during 2009 was $1,881,302.  This represented a 6% improvement over 2008, during which operations were also suspended, due primarily to operating revenue achieved in the last two months of the year, as well as the decreased value in 2009 of the U.S. Dollar compared to the Chinese Renminbi.   Revenue in both years fell short of the $2,347,395 that we achieved in 2006, the last full year of Landfill operations.  Having now returned to operations, we will endeavor to expand our waste processing operations by (a) pursuing strategic acquisitions, (b) developing additional landfills, and (c) implementing recycling technologies that will provide additional revenue sources, such as the sale of methane to the electric power industry.  Given the overwhelming growth of China’s cities, we expect there to be plentiful market opportunities.

Although most of our revenues in 2009 were achieved without any production on our part, we still realized $347,142 in cost of goods sold.  These costs were attributable to the fact that we retained our core employees on salary, even as we had no revenue producing work for them to perform.  Management determined that eliminating the Company’s employee base during the landfill suspension would make it very difficult to revive that operation when the suspension ended.

Our selling, general and administrative expenses increased by 9% from 2008 ($535,808) to 2009 ($582,536), primarily as a result of the increased amortization of stock compensation plans due to additional issuance of employee compensation stocks in April 2008.  In both years, a large portion of our selling, general and administrative expense was attributable to the expensing of stock compensation that we gave to employees and consultants in 2008 as incentives for future services:  $382,750 in 2009 and $322,917 in 2008.  At December 31, 2009 there remained $1,498,319 in deferred stock compensation expense on our books, which will be amortized as expenses over the expected terms of service of the employees and consultants who received the shares.

The Company’s revenue less expenses produced a pre-tax income of $960,541 during 2009, compared to a pre-tax income of $938,935 during 2008.  As a result of Chinese tax laws that reward foreign investment in China, Yifeng was entitled to exemption from income taxes during 2007 and 2008, followed by a 50% abatement of taxes from 2009 to 2011.  Our net income for 2008, therefore, was identical to our pre-tax income, representing $0.09 (diluted $0.08) per share.  In 2009, after accruing $174,270 for income taxes, our net income fell to $786,271, representing $0.08 (diluted $0.06) per share.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During 2009, the effect of converting our financial results to Dollars was to reduce our accumulated other comprehensive income by $54,835.  During 2008, when the exchange rate was more volatile, the effect of converting our financial results to Dollars was to add $842,549 to our accumulated other comprehensive income.

Liquidity and Capital Resources

To date, we have financed our operation and met capital expenditure requirements primarily through bank loans and operating income. On November 18, 2004, the Company received a long-term loan from Industrial and Commercial Bank of China, Harbin Branch in the amount of $4,832,960, secured by the Company’s building. The loan was for a 5-year term, maturing November 15, 2009 with interest adjustable based on official rates. The loan agreement does not include any financial covenants with which the Company must comply.  In November 2009 the Bank extended the loan to December 25, 2011 and fixed the interest rate at 6.534% per annum.  In addition to paying the quarterly interest, the Company is also required to make $241,648 pre-determined principal repayments every quarter. When our operations at the Landfill were suspended, the Bank agreed to reduce our debt service requirements, with the result that in 2009, we made principal payments of only $217,484.  That abatement ended when we recommenced operations at the Landfill.

Our working capital at December 31, 2009 totaled $3,972,972, an increase of $2,199,630 from our working capital at December 31, 2008.  Although our net income of $786,271 in 2009 added to our working capital, the primary reason for the increase was the reclassification of $1,087,416 of principal due to Industrial and Commercial Bank of China from current liabilities to long-term liabilities.

The largest component of the increase in our working capital consisted of $1,734,283 in additional accounts receivable.  The increase results from the fact that we are dependent on one source of revenue – HMUAB.  Although under the BOT agreement, payments were due thirty days after each month, during the suspension of Landfill operations between June 2007 and October 2009, HMUAB made few payments.  During 2009, HMUAB made no payments during the first ten months.  However, when the Landfill re-opened in November 2009, HMUAB paid us approximately $144,000.  HMUAB also sent us a written acknowledgement of the $4,253,203 that it owed us at December 31, 2009, with a schedule of payments that will satisfy the receivable during 2010.  Accordingly, we do not consider the receivable to be at risk, and have made no provision for doubtful accounts.

Despite our $786,271 in net income, our operations used $109,032 in cash during 2009.  As a result, we reduced our cash assets by $684,435 to $428,052 during 2009.  Three factors primarily led to the reduction in our cash position during 2009:

•	We applied $253,089 of net income to our ongoing construction efforts at the Harbin landfill.
•	We made a one-year loan in the amount of $439,476 to Harbin Jiayi Import and Export Co., Ltd.
•	Our accounts receivable increased by $1,734,283.

Our lending relationship with Harbin Jiayi Import and Export Co., Ltd. was initiated in the 4th quarter of 2008.  Harbin Jiayi is a Chinese limited liability company owned by two individuals, neither of whom has any relationship with Yifeng or its affiliates.  We made the arrangement in order to put our cash reserves to a productive use while our operations were suspended.  We chose Harbin Jiayi Import and Export because it has a good reputation in the local business community.  We made a smaller amount, short-term loan at a nominal interest rate at the beginning to initiate the relationship, then followed in the 1st quarter of 2009 with a larger loan carrying a market rate of interest.  A balance of $439,431 was outstanding at December 31, 2009, which was paid in full on March 11, 2010.

After property and equipment – primarily our investment in the Landfill – our largest asset category at December 31, 2009 was “advances to suppliers,” totaling $3,783,981, a decrease of $41,003 since December 31, 2008.  These amounts primarily represent payments to contractors for work on Phase I and Phase II of the Landfill.  The asset will be reclassified as “property and equipment” when the related construction projects are completed.

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

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for 2009, there were three estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results:

•
The determination, described in Note 2 (“Accounts Receivable”) to the Consolidated Financial Statements that we would not reserve against the account receivable of $4,253,203 owed to us by HMUAB, which was past due as of December 31, 2009.  The determination was based on assurances from HMUAB that the account would be settled in full during 2010, as well as payments by HMUAB of 1,000,000 RMB (approximately $146,199) in 2009 and 2,664,344 RMB (approximately $389,524) in the first two months of 2010.

•
The determination that we would not reserve against the advances to suppliers in the amount of $3,783,981 as of December 31, 2009.  The determination was based on our confidence that, operations at the Landfill having resumed, it is probable that the advances will be utilized for purchase of construction materials and reclassified as construction in progress during 2010.

•
The determination, described in Note 3 to the Consolidated Financial Statements, to amortize construction costs over the full term of the BOT Agreement with HMUAB.  The determination was based on our assessment that it is probable that we will continue to utilize the Harbin landfill for the full term of the BOT agreement.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2009.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 6A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 7.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Eastern Environment Solutions, Corp.

We have audited the accompanying consolidated balance sheet of Eastern Environment Solutions, Corp. as of December 31, 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2009. Eastern Environment Solutions, Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eastern Environment Solutions, Corp. as of December 31, 2009, and the results of its operations and its cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

Marlton, New Jersey

March 18, 2010

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
406 Lippincott Drive
Suite J
Marlton, New Jersey 08053
(856) 346-2828 Fax (856) 396-0022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Eastern Environment Solutions, Corp.

We have audited the accompanying consolidated balance sheet of Eastern Environment Solutions, Corp. as of December 31, 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2008. Eastern Environment Solutions, Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eastern Environment Solutions, Corp. as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.

Marlton, New Jersey
February 25, 2009

The report is a copy of the previously issued report.

The predecessor auditor has not reissued the report.

EASTERN ENVIRONMENT SOLUTIONS CORPORATION
CONSOLIDATED BALANCE SHEETS

	AS OF DECEMBER 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$428,052	$1,112,487
Accounts receivable	4,253,203	2,518,920
Inventory	42,650	81,203
Other receivables	440,208	183,996
Loans to related parties	42,828	243,662
Total Current Assets	5,206,941	4,140,268

Property and equipment, net of accumulated depreciation of $1,312,131 and $1,066,957, respectively	6,319,005	6,276,030

Other asset:
Advance to suppliers	3,783,981	3,824,984
Total Other Asset	3,783,981	3,824,984

Total Assets	$15,309,927	$14,241,282

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Loan payable - current portion	$966,592	$2,271,492
Accounts payable	810	887
Taxes payable	174,375	108
Accrued expenses and other payables	92,192	94,439
Total Current Liabilities	1,233,969	2,366,926

Long-term liabilities:
Loan payable - net of current portion	1,087,416	-

Total Liabilities	2,321,385	2,366,926

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 14,970,186 shares issued and outstanding as of December 31, 2009 and 2008	1,497	1,497
Additional paid-in-capital	3,836,165	3,453,415
Accumulated other comprehensive income	1,945,261	2,000,096
Statutory reserves	186,156	186,156
Retained earnings - Unappropriated	7,019,463	6,233,192
Total Stockholders' Equity	12,988,542	11,874,356

Total Liabilities and Stockholders' Equity	$15,309,927	$14,241,282

The accompanying notes are an integral part of these consolidated financial statements

EASTERN ENVIRONMENT SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	FOR THE YEARS ENDED
	DECEMBER 31,

	2009	2008

Revenues	$1,881,302	$1,770,054

Cost of Goods Sold	347,142	307,874

Gross Profit	1,534,160	1,462,180

Selling, General and Administrative	582,536	535,808

Income from operations	951,624	926,372

Other Income (Expense)
Interest income	8,972	12,563
Other expense	(55)	-
Total other income / (expense)	8,917	12,563

Income from Operations before Income Taxes	960,541	938,935

Provision for Income Taxes	174,270	-

Net Income	786,271	938,935

Other Comprehensive Income -
Foreign currency translation gain (loss)	(54,835)	842,549

Comprehensive Income	$731,436	$1,781,484

Basic & Diluted Income Per Share
Basic	$0.08	$0.09
Diluted	$0.06	$0.08

Weighted Average Number of Common Shares Outstanding
Basic	10,020,186	10,020,186
Diluted	12,466,935	12,380,881

The accompanying notes are an integral part of these consolidated financial statements

EASTERN ENVIRONMENT SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

				Accumulated Other
	Common Stock		Additional	Comprehensive	Statutory	Retained	Comprehensive
	Shares	Par Value	Paid in Capital	Income	Reserves	Earnings	Income	Total

Balance December 31, 2007	12,020,186	$1,202	$3,130,793	$1,157,547	$186,156	$5,294,257		$9,769,955

Stock issued for employee-based compensation	2,950,000	295	(295)					-
Amortization of unearned stock compensations			322,917					322,917
Comprehensive income
Net income for the year						938,935	938,935	938,935
Foreign currency translation adjustments				842,549			842,549	842,549
Comprehensive income							1,781,484

Balance December 31, 2008	14,970,186	$1,497	$3,453,415	$2,000,096	$186,156	$6,233,192		$11,874,356

Amortization of unearned stock compensations			382,750					382,750
Comprehensive income
Net income for the year						786,271	786,271	786,271
Foreign currency translation adjustments				(54,835)			(54,835)	(54,835)
Comprehensive income							731,436

Balance December 31, 2009	14,970,186	$1,497	$3,836,165	$1,945,261	$186,156	$7,019,463		$12,988,542

The accompanying notes are an integral part of these consolidated financial statements

EASTERN ENVIRONMENT SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,
	2009	2008
Cash Flows From Operating Activities:
Net income	$786,271	$938,935
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	245,734	241,104
Amortization of stock compensation	382,750	322,917

Changes in operating assets and liabilities:
Accounts receivable	(1,734,283)	(1,671,389)
Inventory	38,553	(73,877)
Other receivables	-	16,235
Accounts payable	(77)	(20,506)
Taxes payable	174,266	(34)
Accrued expenses and other payables	(2,246)	23,044

Net cash used in operating activities	(109,032)	(223,571)

Cash Flows From Investing Activities:
Purchase of property and equipment	(1,298)	(494)
Additions to construction in process	(42,288)	(679,411)
Payment of capitalized interests for construction loan	(210,801)	(281,502)
Payments on loans to unrelated party	(256,213)	(182,987)
Collections (payments) on loans to related parties	200,835	(210,693)

Net cash used in investing activities	(309,766)	(1,355,087)

Cash Flows From Financing Activities:
Repayment of bank loan payable	(217,483)	(96,659)

Net cash used in financing activities	(217,483)	(96,659)

Effect of exchange rate changes on cash and cash equivalents	(48,155)	682,549

Decrease in Cash and Cash Equivalents	(684,435)	(992,768)

Cash and Cash Equivalents - Beginning of year	1,112,487	2,105,255

Cash and Cash Equivalents - End of year	$428,052	$1,112,487

Supplemental Cash Flow Information:
During the years, cash was paid for the following:
Interest expense	$210,801	$213,066
Income taxes	$-	$-

Non-Cash Financing Activities:
Common stock issued for incentive employee compensation	$-	$1,327,500

The accompanying notes are an integral part of these consolidated financial statements

EASTERN ENVIRONMENT SOLUTIONS, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 (CONTINUED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets.  Actual results could differ from those estimates.

Principles of consolidation

The consolidated financial statements for the years ended December 31, 2009 and 2008 include the accounts of the Company and its wholly owned subsidiary, Harbin Yifeng and Harbin Yifeng’s wholly owned subsidiary, Harbin Yifeng Zhiye Management Co., Ltd. (“Yifeng Zhiye”).   All significant inter-company balances and transactions are eliminated in consolidation.

Cash and cash equivalents

For purposes of the statement of cash flow, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivables

Accounts receivables are stated at net realizable value. Any allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. A considerate amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging analysis. The Company’s receivables are primarily due from municipal government of Harbin City and are considered fully collectible. Therefore, no allowance for doubtful accounts was deemed necessary for the years ended December 31, 2009 and 2008.

Inventory

Inventories mainly consist of the raw materials and supplies to be used in the regular day-to-day operations. Inventories are valued at the lower of cost or market with cost determined on a first-in first-out basis.

EASTERN ENVIRONMENT SOLUTIONS, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 (CONTINUED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation.  Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of 5-10 years.

Advance to suppliers

Advance to suppliers represent the payments made and recorded in advance for the purchase of the materials and equipment related to the Company’s construction in progress. We expect to utilize the advances during the next two years.  In accordance with GAAP, we have classified the advances as operating cash flows, since the payments have not been made at the time of purchase or soon before or after purchase.  The final phase of the construction is not completed.  As such, no amortization was made for the years ended December 31, 2009 and 2008.

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

On the other hand, Yifeng Zhiye, Harbin Yifeng’s wholly-owned subsidiary, was exempted from both income tax and value-added tax for three years starting August 2004 because Zhiye hires retired veterans and the government grants tax incentives for such employers.

EASTERN ENVIRONMENT SOLUTIONS, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 (CONTINUED)

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

Fair value of financial instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, other receivables, accounts payable, accrued expenses, taxes payable and notes payable approximate fair value due to the short-term nature of these items.  The carrying amount of bank loan approximates the fair value based on the Company's expected borrowing rate for debt with similar remaining maturities and comparable risk in market.

EASTERN ENVIRONMENT SOLUTIONS, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 (CONTINUED)

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

Stock-based compensation

The Company records stock based compensation expense pursuant to the United States ASC Codification, which establishes the accounting for employee stock-based awards. Under the above provisions, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Deferred stock compensation represents shares issued to employees that will be vested over a certain service period. Deferred stock compensation is included in additional paid-in capital as an offset to equity. For the years ended December 31, 2009 and 2008, $382,750 and $322,917 stock based compensation expenses were recorded in selling, general and administrative expenses.

Basic and Diluted Earnings per Share

Earnings per share are calculated in accordance with the ASC 260, “Earnings per share.” Basic net earnings per share are based upon the weighted average number of common shares outstanding, but excluding shares issued as compensation that have not yet vested. Diluted net earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised, and that all unvested shares have vested. Dilution is computed by applying the treasury stock method. Under this method, Stock-based compensation is assumed to be vested at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

EASTERN ENVIRONMENT SOLUTIONS, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 (CONTINUED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New accounting pronouncements

In June 2009, FASB established Accounting Standards Codification (“Codification”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with GAAP. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of the Codification did not have a material impact on the Company’s results of operations or financial position.

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
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 (CONTINUED)

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

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605) “Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force”.  This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting.  This update establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available.  The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted.  The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

EASTERN ENVIRONMENT SOLUTIONS, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 (CONTINUED)

NOTE 3. PROPERTY AND EQUIPMENT, NET

Property and equipment at December 31, 2009 and December 31, 2008 consist of the following:

	December 31, 2009	December 31, 2008
Machinery and equipment	$883,523	$877,375
Vehicles	385,965	383,280
Landfills	2,143,114	2,128,203
Subtotal	3,412,602	3,388,858
Less: accumulated depreciation	(1,312,131)	(1,066,957)
Construction in progress	4,218,534	3,954,129

Total property and equipment, net	$6,319,005	$6,276,030

Depreciation expense for the years ended December 31, 2009 and 2008 was $245,734 and $241,104, respectively.

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

During the ten months ended October 31, 2009 and throughout 2008, the landfill was not utilized due to suspension of operations.  (See:  Note 12)

Construction in progress represents direct costs of construction or acquisition and design fees incurred for the Company’s new operating site and equipments. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for its intended use. Commencing at that time, the capitalized expenses will be depreciated over the remaining term of the BOT agreement. Interest expense in the amount of $210,801 and $213,066 was capitalized for the years ended December 31, 2009 and 2008.

The Harbin landfill is scheduled to have a capacity of 7.8 million tons, when completed, of which 3.27 million tons will be deposited in an underground sector developed by the Company.  As of December 31, 2009, the capacity of the Harbin landfill was 1.6 million tons, of which 880,000 tons of capacity had been utilized.  As of December 31, 2008, the capacity of the Harbin landfill was 1.2 million tons, of which 820,000 tons of capacity had been utilized.  The following table sets forth management’s estimate of the costs and timing to complete the remaining underground portion of the Landfill:

EASTERN ENVIRONMENT SOLUTIONS, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 (CONTINUED)

NOTE 3. PROPERTY AND EQUIPMENT, NET (Continued)

Project	Additional Capacity (Tons)	Estimated Additional Cost to Complete	Estimated Date of Completion
Phase II	670,000	$3.66 million	October 2011
Phase III	1,000,000	$5.57 million	October 2014

When the underground portion of the Landfill is complete, with 3.27 million tons capacity, the Company will be able to utilize an above ground capacity for 4.53 million tons of waste, for a total Landfill capacity of 7.8 million tons.

NOTE 4.   INVENTORY

Inventory as of December 31, 2009 and December 31, 2008 consists of the following:

	December 31, 2009	December 31, 2008
Materials	$5,813	$11,068
Supplies	36,837	70,135

Total	$42,650	$81,203

No allowance for inventory was made for the years ended December 31, 2009 and 2008.

NOTE 5. OTHER RECEIVABLES

As of December 31, 2009 and 2008, the balance of other receivables consists the following:

	December 31, 2009	December 31, 2008
Harbin Jiayi Import and Export Co.,Ltd	$439,431	$183,217
Others	777	779

Total	$440,208	$183,996

The balance with Harbin Jiayi Import and Export Co., Ltd. (“Jiayi”) represents a third-party loan from the Company. The original loan was paid off by the end of June 2009. As of December 31, 2009, the balance with Jiayi represented a second loan from the Company. The loan was unsecured and bore 5.31% annual interest.  The loan was satisfied on  March 11, 2010, the stated maturity date.

EASTERN ENVIRONMENT SOLUTIONS, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 (CONTINUED)

NOTE 6. RELATED PARTY TRANSACTIONS

As of December 31, 2009 and 2008, the balance of loans to related parties consists the following:

	December 31, 2009	December 31, 2008
Shibin Jiang	$4,744	$9,144
Yan Feng	38,084	-
Harbin Binjiang freight Co.,Ltd	-	234,518

	$42,828	$243,662

Mr. Shibin Jiang and Ms. Yan Feng are both shareholders of the Company. The loans to shareholders are unsecured and interest free. The management of the Company expects the entire amount of these loans to shareholders will be repaid within one year. Harbin Binjiang freight Co., Ltd is an affiliated company partially owned by Ms. Yan Feng. The loan was unsecured and bears 6.12% annual interest rate and was collected in March 2009.

NOTE 7. MAJOR CUSTOMER

On September 1, 2003, the Company signed an exclusive 17-year agreement with Harbin Municipal Urban Administrative Bureau (“HMUAB”) to handle approximately one-third of the city’s solid waste disposal. The contract will expire on August 30, 2020. The revenue from HMUAB alone accounted for 100% of the gross revenues for the years ended December 31, 2009 and 2008. At December 31, 2009 and December 31, 2008, the entire balances of accounts receivable were due from HMUAB.

NOTE 8. BANK LOAN PAYABLE

On November 18, 2004, the Company received a long-term loan from Industrial and Commercial Bank of China, Harbin Branch in the amount of $4,832,960, secured by the Company’s building. The loan had a 5-year term, maturing November 15, 2009. Pursuant to the loan agreement, the interest rate for the first year was set at 7.605%. Starting from the second year and thereafter, the rates become adjustable based on the change of the official rates at the time. In addition to paying the quarterly interest, the Company is also required to make $241,648 pre-determined principal repayments every quarter.

Upon the suspension of the Company’s landfill operation as discussed in Note 12, the Company renegotiated with the Bank for a temporarily reduced quarterly principal repayment in the amount of RMB 200,000 ($29,278) each quarter, starting in the third quarter of 2007.

EASTERN ENVIRONMENT SOLUTIONS, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 (CONTINUED)

NOTE 8. BANK LOAN PAYABLE (Continued)

The Company recommenced the landfill operation in October 2009 and obtained an extension for the above loan on November 13, 2009. The extended loan now matures on December 25, 2011. In accordance with the loan extension agreement, the Company will be required to make the regular quarterly repayments as previously agreed. For the year ended December 31, 2009, the Company repaid $217,484 to the lender.

As of December 31, 2009 and December 31, 2008, the loan payable consists of the following:

	December 31, 2009	December 31, 2008
Loan payable	$2,054,008	$2,271,492
Less: current portion	966,592	2,271,492

Loan payable - non-current portion	$1,087,416	$-

NOTE 9.  INCOME TAXES

United States Tax

EESC is subject to United States of America tax law. No provision for income taxes in the United States or elsewhere has been made as EESC had no taxable income subject to U.S. taxes for the years ended December 31, 2009 and 2008.

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
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 (CONTINUED)

NOTE 9.  INCOME TAXES (Continued)

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

The estimated tax savings as a result of our tax abatement in 2009 amounted to $174,270. The net effect on earnings per share had the full income tax been applied would decrease basic earnings per share for 2009 from $0.05 to $0.04.   The estimated tax savings as a result of our tax holiday in 2008 amounted to $329,781. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share for 2008 from $0.07 to $0.04.

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

The Company was incorporated in the United States.  It incurred net operating loss for U.S. income tax purposes for the years ended December 31, 2009 and 2008. The net operating loss carry forwards, including amortization of share-based compensation, for United States income tax purposes amounted to $852,267 and $469,515 as of December 31, 2009 and 2008, respectively, which may be available to reduce future periods' taxable income. These carry forwards will expire, if not utilized, beginning in 2028 through 2029. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at December 31, 2009 and 2008 for the temporary difference related to the loss carry-forwards. Management reviews this valuation allowance periodically and makes adjustments as warranted. At December 31, 2009 and 2008, the deferred tax assets and the related valuation allowance were as follows:

EASTERN ENVIRONMENT SOLUTIONS, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 (CONTINUED)

NOTE 9.  INCOME TAXES (Continued)

	September 30, 2009	December 31, 2008
Deferred Tax Assets	$289,771	$159,635
Less: Valuation Allowance	(289,771)	(159,635)
Net Deferred Assets	$-	$-

NOTE 10.   STOCKHOLDERS' EQUITY

In the second quarter of 2008, the Company issued a total of 2,950,000 shares of its common stock as full compensation to consultants and 8 employees. An amount of $1,327,500 represents the aggregate fair value of the shares.

No additional stock was issued in 2009.

As of December 31, 2009 and 2008, the Company has 14,970,186 shares of common stock issued and outstanding.

NOTE 11.   STOCK-BASED COMPENSATION

In May 2007, the Board of Directors of the Company adopted and approved the 2007 Employee Incentive Stock Option Plan (the “2007 Plan”), which authorized the issuance of up to 2,000,000 shares of common stock under the 2007 Plan. Subject to the terms and provisions of the 2007 Plan, the Board of Directors, at any time and from time to time, may grant shares of stock to eligible persons in such amounts and upon such terms and conditions as the Board of Directors shall determine.

The Company granted a total of 2,000,000 shares of its common stock to twenty two employees in 2007 under the 2007 Plan with a weighted average grant price of $0.49 and average vesting period of 3 years.

In April 2008, the Board of Directors of the Company adopted and approved the 2008 Employee Incentive Stock Option Plan (the “2008 Plan”), which authorized the issuance of up to 3,000,000 shares of common stock under the 2008 Plan. Subject to the terms and provisions of the 2008 Plan, the Board of Directors, at any time and from time to time, may grant shares of stock to eligible persons in such amounts and upon such terms and conditions as the Board of Directors shall determine.

The Company granted a total of 2,950,000 shares of its common stock to consultants and seven employees in 2008 under the Plan with a weighted average grant price of $0.45 and average vesting period of 10 years.

EASTERN ENVIRONMENT SOLUTIONS, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 (CONTINUED)

NOTE 11.   STOCK-BASED COMPENSATION (Continued)

A summary of the status of the Company’s nonvested shares as of December 31, 2009 and 2008, and changes during the years ended December 31, 2009 and 2008, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value

Nonvested at January 1, 2008	2,000,000	$988,000
Granted	2,950,000	1,327,500
Vested	-	-
Forfeited	-	-
Nonvested at December 31, 2008	4,950,000	$2,315,500
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested at December 31, 2009	4,950,000	$2,315,500

A summary of the status of the Company’s deferred stock compensation under the Plan as of December 31, 2009 and 2008, and changes for the years ended December 31, 2009 and 2008, is presented below:

Deferred stock compensation as of January 1, 2008	$876,486
Deferred stock compensation granted in 2008	1,327,500
Compensation expenses debited to statement of operations
with a credit to additional paid-in capital	(322,917)
Deferred stock compensation as of December 31, 2008	$1,881,069

Compensation expenses debited to statement of operations
with a credit to additional paid-in capital	(382,750)
Deferred stock compensation as of December 31, 2009	$1,498,319

EASTERN ENVIRONMENT SOLUTIONS, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 (CONTINUED)

NOTE 12. SIGNIFICANT EVENT

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

On November 16, 2009, the Company issued a press release, announced that it has reopened its MSW landfill in Harbin. As notified by the Harbin Municipal Urban Administrative Bureau (HMUAB), the Company recommenced its operations at the landfill on October 30, 2009. Since then, the landfill has been in full production and returned to the level of operations it carried on prior to the landfill suspension in June 2007.

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were not effective due to the material weaknesses mentioned below.

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2009 using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2009

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The officers and directors of the Company are:

	Position/Title	Age	Director Since
Feng Yan	Chairman, Chief Executive Officer	47	2009
Shibin Jiang	Director /Chief Operating Officer	53	2006
Jianhua Sun	Director/Chief Financial Officer	34	2006

The following sets forth biographical information regarding the Company’s directors.

Feng Yan.  Ms. Yan has been employed as President of Harbin Yifeng Group Co., Ltd. since 1999.  Harbin Yifeng Group Co. is engaged in a wide variety of businesses, including the distribution of construction materials, chemical products, hardware, groceries, auto parts and agricultural products.  Since 2002 Ms. Feng has also served as a Director of Harbin Binjiang Freightage Market Co., Ltd., a property manager.  And since 2003 she has also served as a Director of Harbin Tianli Real Estate Development Co., Ltd., which is engaged in real estate development and the distribution of construction materials, chemical products and books.  Since 1997 Ms. Feng has also served as Director of the Harbin Tianli Taxi Co., Ltd., which operates a taxi service in Harbin.  In 1999 Ms. Feng earned a Bachelor’s Degree with a concentration in Accounting from the Harbin Committee School of the CCP.  Currently she is pursuing a Masters in Business Administration at the Guanghua School of Management at Peking University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2009, except that Feng Yan failed to file a Form 3 on a timely basis.

ITEM 10.             EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by Eastern Environment and its subsidiaries to (a) Feng Yan, its Chief Executive Officer, for services rendered in all capacities to the Company during the period from September 11, 2009 to December 30, 2009, and to (b) Yun Wang, its previous Chief Executive Officer, for services rendered in all capacities to the Company during the period from January 1, 2009 through September 11, 2009 and the years ended December 31, 2008 and 2007.  There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2009 exceeded $100,000.

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Feng Yan	2009	$2,235	--	--	--	--
Yun Wang	2009	$4,400	--	--	--	--
	2008	$5,052	--	--	--	--
	2007	$5,052	--	--	--	--

Employment Agreements

Feng Yan has an employment agreement dated September 11, 2009 with Harbin Yifeng Eco-Environment Co., Ltd., the subsidiary of Eastern Environment Solutions, Corp.  The agreement provides that she will serve as President for a term ending on September 10, 2011.  Harbin Yifeng Eco-Environment will pay her a salary of at least 3800 Renminbi (approximately $556) per month.  Ms. Feng will continue to perform services for the four employers identified in her biographical material above while serving as President of Eastern Environment Solutions, Corp.

The Company has employment agreements with its other two executive officers, Shibin Jiang and Jianhua Sun, which outline salary and benefit arrangements.  The two agreements have similar terms, which include base salaries of cash, the provision of labor-related insurance, termination for cause or on 30 days’ notice, and the provision of labor-related benefits in conformance with PRC labor laws.  These agreements have one-year terms.

Compensation of Directors

Employees who are also members of the Board of Directors are not additionally compensated for their services as a director.  We currently have no directors who are not also employees.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2009 and those options held by him on December 31, 2009.

Option Grants in the Last Fiscal Year

	Number of securities underlying option	Percent of total options granted to employees in fiscal	Exercise Price	Expiration	Potential realizable value at assumed annual rates of appreciation for option term
	granted	year	($/share)	Date	5%	10%
Feng Yan	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended December 31, 2009 and held by them unvested at December 31, 2009.

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

ITEM 11.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

•	each shareholder known by us to own beneficially more than 5% of our common stock;

•	Feng Yan, our Chief Executive Officer

•	each of our directors; and

•	all directors and executive officers as a group.

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Class
Feng Yan	6,278,000	41.9%
Shibin Jiang	1,196,000	8.0%
Jianhua Sun	30,000	0.2%
All officers and directors (3 persons)	7,504,000	50.1%
Bin Feng	1,656,000	11.1%
_____________________________
(1)	Unless otherwise noted, the shareholder’s address is c/o Harbin Yifeng Eco-environment Co., Ltd., Harbin Dongdazhi Street 165, Harbin, Heilongjiang, P.R. China.

ITEM 12	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

During 2007 Yifeng made loans to two members of its Board of Directors:  Shibin Jiang and Yun Wang.  During 2008 Yun Wang repaid his loan, but Yifeng made an additional loan to Shibin Jiang.  The amount owed by Shibin Jiang at December 31, 2009 was $4,744.  The loan is unsecured and interest free.  Mr. Jiang has agreed to repay the loan within one year.

During 2009 Yifeng made a loan to its Chief Executive Officer, Feng Yan.  The amount owed by Feng Yan at December 31, 2009 was $38,084.  The loan is unsecured and interest free.  Ms. Feng has agreed to repay the loan within one year.

During 2008 Yifeng made a loan in the amount of $234,518 to Harbin Binjiang Freight Co., Ltd., which is owned by Yun Wang, who is the spouse of our Chief Executive Officer and who was our Chairman at the time of the loan.  The loan was unsecured and bore interest at a 6.12% annual interest rate.  The loan was repaid in full during 2009.

Director Independence

None of the members of the Company’s Board of Directors is an independent director, pursuant to the definition of “independent director” under the Rules of The NASDAQ Stock Market.

ITEM 13.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

In January 2010 the audit practice of Bagell, Josephs, Levine & Company, LLP, the Company’s independent registered public accounting firm, was combined with Friedman LLP.

Audit Fees

Friedman LLP billed $33,000 to the Company for professional services rendered for the audit of the fiscal 2009 financial statements and review of the financial statements included in fiscal 2009 10-QSB filings Friedman LLP billed $50,000 to the Company for professional services rendered for the audit of fiscal 2008 financial statements.

Audit-Related Fees

Friedman LLP billed $2,000 to the Company during 2009 for assurance and related services that are reasonably related to the performance of the 2009 audit or review of the quarterly financial statements.  Friedman LLP billed $2,000 to the Company during 2008 for assurance and related services that are reasonably related to the performance of the 2008 audit or review of the quarterly financial statements.

Tax Fees

Friedman LLP billed $0 to the Company during 2009 for professional services rendered for tax compliance, tax advice and tax planning.  Friedman LLP billed $0 to the Company during 2008 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Friedman LLP billed $0 to the Company in 2009 and billed $0 in 2008 for services not described above.

 All of the services described above were approved by the Board of Directors.  It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by Friedman LLP.

Subcontracted Services

The hours expended on Friedman LLP’s engagement to audit the Company’s financial statements for 2009 that were attributed to work performed by persons other than full-time permanent employees of Friedman LLP was not greater than 50% of the total hours expended.

ITEM 14.             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibit List

3-a		Articles of Incorporation – filed as an exhibit to the Information Statement on Schedule 14C filed on September 23, 2005 and incorporated herein by reference.

3-b		By-laws – filed as an exhibit to the Information Statement on Schedule 14C filed on September 23, 2005 and incorporated herein by reference.

10-a		Franchise Contract made in 2003 between Harbin Municipal Urban Administrative Bureau and Harbin Yifeng Group Co., Ltd.

10-b
Employment Agreement dated September 11, 2009 between Harbin Yifeng Eco-Environment Co., Ltd. and Feng Yan - filed as an exhibit to the Current Report on Form 8-K filed on September 17, 2009 and incorporated herein by reference.

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

EASTERN ENVIRONMENT SOLUTIONS, CORP.

Date: March 18, 2010	/s/ Feng Yan
Feng Yan, Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Feng Yan	March 18, 2010
Feng Yan
Director, Chief Executive Officer

/s/ Jianhua Sun	March 18, 2010
Jianhua Sun
Director, Chief Financial Officer

/s/ Shibin Jiang	March 18, 2010
Shibin Jiang, Director