Form 10-Q
period 2010-03-31
Eastern Environment Solutions Corp.
filed 2010-05-17
CIK 1119721

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 0-31193

EASTERN ENVIRONMENT SOLUTIONS, CORP.
(Name of Registrant in its Charter)

Nevada	16-1583162
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

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

Yes   X                     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes  ___    No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer ___ Small reporting company    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ___  No    X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

May 17, 2010
Common Voting Stock: 14,970,186

EASTERN ENVIRONMENT SOLUTIONS, CORP.
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2010

EASTERN ENVIRONMENT SOLUTIONS, CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,298,677	$428,052
Accounts receivable	4,700,006	4,253,203
Inventory	52,964	42,650
Other receivables	778	440,208
Loans to related parties	65,519	42,828
Total Current Assets	6,117,944	5,206,941

Property and equipment, net of accumulated depreciation of $1,374,767 and $1,312,131, respectively	6,298,421	6,319,005

Other asset:
Advance to suppliers	3,784,613	3,783,981
Total Other Asset	3,784,613	3,783,981

Total Assets	$16,200,978	$15,309,927

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Bank loan payable - current portion	$966,592	$966,592
Accounts payable	810	810
Taxes payable	183,582	174,375
Accrued expenses and other payables	83,048	92,192
Total Current Liabilities	1,234,032	1,233,969

Long-term liabilities:
Bank loan payable - net of current portion	845,768	1,087,416

Total Liabilities	2,079,800	2,321,385

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 14,970,186 shares issued and outstanding as of March 31, 2010 and December 31, 2009	1,497	1,497
Additional paid-in-capital	3,931,853	3,836,165
Accumulated other comprehensive income	1,896,686	1,945,261
Statutory reserves	186,156	186,156
Retained earnings - Unappropriated	8,104,987	7,019,463
Total Stockholders' Equity	14,121,179	12,988,542

Total Liabilities and Stockholders' Equity	$16,200,978	$15,309,927

The accompanying notes are an integral part of these condensed consolidated financial statements

EASTERN ENVIRONMENT SOLUTIONS, CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2010	2009

Revenues	$1,587,754	$442,345

Cost of Goods Sold	209,831	103,218

Gross Profit	1,377,923	339,127

Selling, General and Administrative	145,918	137,631

Income from operations	1,232,005	201,496

Other Income (Expense)
Interest income	23,226	7,507
Other expense	(120)	(61)
Total other income, net	23,106	7,446

Income from Operations before Income Taxes	1,255,111	208,942

Provision for Income Taxes	169,587	38,201

Net Income	1,085,524	170,741

Other Comprehensive Income -
Foreign currency translation loss	(48,575)	(28,038)

Comprehensive Income	$1,036,949	$142,703

Basic & Diluted Income Per Share
Basic	$0.08	$0.01
Diluted	$0.07	$0.01

Weighted Average Number of Common Shares Outstanding
Basic	12,408,098	11,539,774
Diluted	14,970,186	14,970,186

The accompanying notes are an integral part of these condensed consolidated financial statements

EASTERN ENVIRONMENT SOLUTIONS, CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31
	2010	2009
Cash Flows From Operating Activities:
Net income	$1,085,524	$170,741
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	62,403	61,266
Amortization of stock-based compensation	95,688	95,688

Changes in operating assets and liabilities:
Accounts receivable	(446,803)	(438,415)
Inventory	(10,314)	18,955
Accounts payable	-	(77)
Taxes payable	9,208	38,195
Accrued expenses and other payables	(9,145)	(16,348)

Net cash provided by (used in) operating activities	786,560	(69,995)

Cash Flows From Investing Activities:
Additions to construction in process	-	(29,626)
Payment of capitalized interests for construction loan	(40,769)	(59,018)
Payments on loans to unrelated party	-	(526,506)
Collections on loans to unrelated party	439,430	-
Payments on loans to related party	(22,692)	-
Collections on loans to related parties	-	226,397

Net cash provided by (used in) investing activities	375,969	(388,753)

Cash Flows From Financing Activities
Repayment of bank loan payable	(241,648)	(24,165)

Net cash used in financing activities	(241,648)	(24,165)

Effect of exchange rate changes on cash and cash equivalents	(50,256)	(24,234)

Increase (decrease) in Cash and Cash Equivalents	870,625	(507,147)

Cash and Cash Equivalents - Beginning of period	428,052	1,112,487

Cash and Cash Equivalents - End of period	$1,298,677	$605,340

Supplemental Cash Flow Information:
Cash paid during the periods:
Interest expense	$40,769	$59,018
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company’s condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). In the opinion of management, the accompanying condensed balance sheets and related interim statements of income and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts receivables

Accounts receivables are stated at net realizable value. Any allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging analysis. The Company’s receivables are primarily due from the municipal government of Harbin City and are considered by management to be fully collectible. Therefore, no allowance for doubtful accounts was deemed necessary for the three months ended March 31, 2010 and 2009.

Inventory

Inventories mainly consist of the raw materials and supplies to be used in the regular day-to-day operations. Inventories are valued at the lower of cost or market with cost determined on a first-in first-out basis.

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation.  Maintenance and repairs are charged to expense as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of 5-10 years.

Advance to suppliers

Advance to suppliers represents payments made and recorded in advance for the purchase of materials and equipment related to the Company’s construction in progress. We expect to utilize the advances during the next two years.  In accordance with GAAP, we classify the cash flows related to advances to suppliers under investing activities when paid and will disclose as a non-cash investing activity when transferred to property and equipment.  The final phase of the construction is not completed.  As such, no amortization was made for the three months ended March 31, 2010 and 2009.

Revenue recognition

The Company recognizes revenue in accordance with ASC 360. ASC 360 states that revenue should not be recognized until it is realized or realizable and earned. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Harbin Yifeng was granted the status of wholly foreign-owned entities (“WFOE”) in the fourth quarter of 2006 upon the reserve merger with USIP with a choice of starting the tax holiday immediately or the next calendar year. Harbin Yifeng elected for this tax holiday to commence in January 2007. Its two-year tax exemption period was from January 1, 2007 to December 31, 2008 and the three-year income tax reduction period will be from January 1, 2009 to December 31, 2011.

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

All of the Company's assets are located in The People's Republic of China. During the three months ended March 31, 2010, the Company operated in two business segments - landfill segment and polyethylene terephthalate (“PET”) bottles sorting and sales segment. The Company operated in one business segment for the three months ended March 31, 2009.

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Translation adjustments gain or loss arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated Other Comprehensive Income".

Stock-based compensation

Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Deferred stock compensation represents shares issued to employees that will be vested over a certain service period. Deferred stock compensation is included in additional paid-in capital as an offset to equity. For the three months ended March 31, 2010 and 2009, $95,688 stock based compensation expense was recorded in selling, general and administrative expenses.

Earnings and diluted earnings per share

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

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New accounting pronouncements

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company has determined the adoption of this ASU does not have material impact on its financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company has determined the adoption of this ASU does not have a material impact on its financial statements.

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. PROPERTY AND EQUIPMENT, NET

Property and equipment at March 31, 2010 and December 31, 2009 consist of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Machinery and equipment	$883,523	$883,523
Vehicles	385,965	385,965
Landfills	2,316,065	2,143,114
Subtotal	3,585,553	3,412,602
Less: accumulated depreciation	(1,374,767)	(1,312,131)
Construction in progress	4,087,635	4,218,534

Total property and equipment, net	$6,298,421	$6,319,005

Depreciation and amortization expense for the three months ended March 31, 2010 and 2009 was $62,403 and $61,266, respectively.

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

Construction in progress represents direct costs of construction or acquisition and design fees incurred for the Company’s new operating site and equipments. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for its intended use. Commencing at that time, the capitalized expenses will be depreciated over the remaining term of the Build-Operate-Transfer (“BOT”) agreement. Interest expense in the amount of $40,769 and $59,018 was capitalized for the three months ended March 31, 2010 and 2009.

The Harbin landfill is scheduled to have a capacity of 7.8 million tons, when completed, of which 3.27 million tons will be deposited in an underground sector developed by the Company.  As of March 31, 2010, the capacity of the Harbin landfill was 1.6 million tons, of which 969,000 tons of capacity had been utilized.  As of December 31, 2009, the capacity of the Harbin landfill was 1.6 million tons, of which 880,000 tons of capacity had been utilized.   The following table sets forth management’s estimate of the costs and timing to complete the remaining underground portion of the Landfill:

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 4.   INVENTORY

Inventory consists of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Raw material	$19,347	$36,837
Finished goods	28,831	-
Low-value consumables	4,786	5,813

Total	$52,964	$42,650

No allowance for inventory was made as of March 31, 2010 and December 31, 2009.

NOTE 5. OTHER RECEIVABLES

Other receivables primarily represents a third-party loan to Harbin Jiayi Import and Export Co., Ltd. (“Jiayi”) from the Company. The loan was unsecured and bore 5.31% annual interest and was repaid in March 2010.

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. RELATED PARTY TRANSACTIONS

Loans to related parties consists the following:

	March 31, 2010	December 31, 2009
	(Unaudited)

Shibin Jiang	$4,744	$4,744
Yan Feng	60,775	38,084

Total loans to related parties	$65,519	$42,828

Ms. Yan Feng is the CEO of the Company and Mr. Shibin Jiang is the operating director of the company. Both Ms. Feng and Mr. Jiang are shareholders of the Company. The loans to shareholders are unsecured and interest free. The management of the Company expects the entire amount of these loans to shareholders will be repaid within one year.

NOTE 7. MAJOR CUSTOMER

On September 1, 2003, the Company signed an exclusive 17-year agreement with Harbin Municipal Urban Administrative Bureau (“HMUAB”) to handle approximately one-third of the city’s solid waste disposal. The contract will expire on August 30, 2020. The revenue from HMUAB accounted for 100% of the gross revenues for the years ended December 31, 2009 and 2008.

In January 2010, the Company signed a PET bottle processing agreement and a consignment sales agreement with Harbin Dongxin Group (“Dongxin”). In accordance with the agreements, Dongxin shall be responsible for processing, packaging and selling the PET bottles sorted from the landfill by the Company. The Company shall pay a processing fee to Dongxin in return. The Company will fix a minimum resale price, which Harbin Dongxin Group must collect and remit to the Company upon sale of the recycled PET.  Harbin Dongxin Group is entitled to retain any revenue it obtains from the resale in excess of the fixed minimum price.

The following table presents sales from major customers with individual sales over 10% of total net revenue for the three months ended March 31, 2010 and 2009:

	Three months ended March 31, (Unaudited)
	2010		2009
	Sales	% of Total Sales	Sales	% of Total Sales
HMUAB	$1,122,699	71%	$442,345	100%
Consignment sales through Dongxin	465,055	29%	-	0%

Total	$1,587,754	100%	$442,345	100%

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. MAJOR CUSTOMER (Continued)

Accounts receivable related to HMUAB and Dongxin are as follows:

	March 31, 2010		December 31, 2009
	Accounts Receivables	% of Accounts Receivables	Accounts Receivables	% of Accounts Receivables
	(Unaudited)
HMUAB	$4,450,265	95%	$4,253,203	100%
Dongxin	249,741	5%	-	0%

Total	$4,700,006	100%	$4,253,203	100%

NOTE 8. SEGMENT INFORMATION

The Company identified two operating segments for the three months ended March 31, 2010; landfill operation and PET bottle recycling. The landfill operating segment provides non-hazardous municipal solid waste processing and disposal services. The PET bottle recycling segment sorts the waste plastic bottles from the landfill the company is operating, outsources the processing function to Dongxin and sells the processed PET bottles on consignment basis through Dongxin. As the Company primarily generates its revenues from customers in the PRC, no geographical segments are presented.

The measurement of segment income is determined as earnings before income taxes. The measurement of segment assets is based on the total assets of the segment, including intercompany advances among the PRC entities. Segment income and segment assets are reported to the Company’s chief operating decision maker (“CODM”) using the same accounting policies as those used in the preparation of these condensed consolidated financial statements.

The segment information for the reportable segments for the three months ended March 31, 2010 and the reconciliation of reportable segment net sales, net income before tax and assets to the consolidated total are as follows:

For the Three Months Ended March 31, 2010 (unaudited)	Landfill Operation	PET Bottle Recycling	Consolidated Total

Net Sales	1,122,699	465,055	1,587,754
Interest income	23,226	-	23,226
Depreciation and Amortization	60,970	1,433	62,403
Segment assets	15,600,620	600,358	16,200,978
Segment net income before tax	927,986	327,125	1,255,111

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. BANK LOAN PAYABLE

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

Upon the suspension of the Company’s landfill operation as discussed in Note 13, the Company renegotiated with the Bank for a temporarily reduced quarterly principal repayment in the amount of RMB 200,000 ($29,278) each quarter, starting in the third quarter of 2007.

The Company recommenced the landfill operation in October 2009 and obtained an extension for the above loan on November 13, 2009. The extended loan has a fixed interest rate of 6.534% per annum and matures on December 25, 2011. In accordance with the loan extension agreement, the Company will be required to make the regular quarterly repayments as previously agreed. For the three months ended March 31, 2010, the Company repaid $241,648 to the lender.  Interest expense for the three months ended March 31, 2010 and 2009 amounted to $40,769 and $59,018, respectively, and was capitalized as construction in progress.

As of March 31, 2010 and December 31, 2009, the loan payable consists of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Loan payable	$1,812,360	$2,054,008

Less: current portion	966,592	966,592

Loan payable - non-current portion	$845,768	$1,087,416

NOTE 10.  INCOME TAXES

United States Tax

EESC is subject to United States of America tax law. No provision for income taxes in the United States or elsewhere has been made as EESC had no taxable income subject to U.S. taxes for the three months ended March 31, 2010 and 2009.

PRC Tax

Two of the Company’s operating subsidiaries, Harbin Yifeng and Yifeng Zhiye, are both registered and operate in Harbin, China. They are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are subject to tax at a statutory rate of 25%.

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10.  INCOME TAXES (Continued)

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

The estimated tax savings as a result of our tax holidays for the three months ended March 31, 2010 and 2009 amounted to $169,587 and $38,201, respectively. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share for the three months ended March 31, 2010 and 2009 from $0.09 to $0.07 and from $0.01 to $0.00, respectively.

On March 16, 2007, National People's Congress passed a new corporate income tax law (the “New CIT Law”), which became effective on January 1, 2008. This new corporate income tax unified the corporate income tax rate, cost deductions and tax incentive policies for both domestic and foreign-invested enterprises in China.  Under the new CIT law, the corporate income tax rate applicable to all Companies is 25%, replacing the previous tax rate of 33%. However, companies previously approved for any income tax holiday will not be subject to the new enacted tax rate until the holiday runs out. Accordingly, the applicable corporate income tax rate of our Chinese subsidiaries will incrementally decrease to 12.5% (50% of new applicable rate of 25%) for the three-year income tax reduction period.

The Company was incorporated in the United States.  It incurred net operating losses for U.S. income tax purposes for the three months ended March 31, 2010 and 2009. The net operating loss carry forwards, including amortization of share-based compensation, for United States income tax purposes amounted to $947,955 and $852,267 as of March 31, 2010 and December 31,2009, respectively, which may be available to reduce future periods' taxable income. These carry forwards will expire, if not utilized, beginning in 2028 through 2029. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at March 31, 2010 for the temporary difference related to the loss carry-forwards. Management reviews this valuation allowance periodically and makes adjustments as warranted.

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10.  INCOME TAXES (Continued)

Deferred tax assets and the related valuation allowance were as follows:

	March 31, 2010	December 31, 2009
	(Unaudited)

Deferred Tax Assets	$322,305	$289,771
Less: Valuation Allowance	(322,305)	(289,771)
Net Deferred Assets	$-	$-

Income tax returns for the years prior to 2006 are no longer subject to examination by tax authorities.

NOTE 11.   STOCKHOLDERS' EQUITY

In the second quarter of 2008, the Company issued a total of 2,950,000 shares of its common stock as compensation to consultants and seven employees for a fair value of $1,327,500, which was recorded in additional paid-in capital.

NOTE 12.   STOCK-BASED COMPENSATION

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

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12.   STOCK-BASED COMPENSATION (Continued)

The Company granted a total of 2,950,000 shares of its common stock to consultants and seven employees in 2008 under the Plan with a weighted average grant price of $0.45 and average vesting period of 10 years.

A summary of the status of the Company’s non-vested shares as of March 31, 2010, and changes during the three months ended March 31, 2010, is presented below:

Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value

Non-vested at December 31, 2009	2,706,800	$1,326,727
Granted	-	-
Vested	217,073	95,683
Forfeited	-	-
Non-vested at March 31, 2010 (unaudited)	2,489,727	$1,231,044

A summary of the status of the Company’s deferred stock compensation under the Plan as of March 31, 2010, and changes for the three months ended March 31, 2010, is presented below:

Deferred stock compensation as of December 31, 2009	$1,498,319

Compensation expenses debited to statement of operations
with a credit to additional paid-in capital	(95,688)
Deferred stock compensation as of March 31, 2010 (unaudited)	$1,402,631

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13. SIGNIFICANT EVENT

On June 13, 2007, the company filed a Form 8-K with the SEC, announcing that in accordance with the PRC National Environment Protection Bureau’s request in relation to landfills and adjustments to their peripheral inhabitants’ well-being, the Harbin municipal government city administrative bureau was carrying out certain adjustments to the original landfill plans of our subsidiary, Harbin Yifeng Eco-environment Co. Ltd. (“Harbin Yifeng”).  Such adjustments resulted in the relocation of some peripheral inhabitants of the landfill and its waste water disposal plant. The costs of such adjustments will be borne by the Harbin municipal government city administrative bureau.  These measures disrupted Harbin Yifeng’s normal operations.  After careful consideration, our Board of Directors decided to temporarily suspend Harbin Yifeng’s operations while the measures were being carried out. However, Harbin Yifeng was still entitled to collect the minimum fixed fees for the Suspension Period as per the “Special Permission Operation Rights Contract”, which Harbin Yifeng had signed with the Harbin municipal government city administrative bureau on September 1, 2003. The bureau was required to compensate and pay Harbin Yifeng a sum equivalent to the fee for disposing 800 tons of waste per day during the Suspension Period.

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

On January 20, 2010, the Company signed a supplementary agreement with HMUAB. According to the supplementary agreement, from January 1, 2010, the waste disposal subsidy was raised from RMB42 yuan per ton as set in the original franchise contract to RMB60 yuan per ton.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Forward-Looking Statements: No Assurances Intended

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Eastern Environment Solutions, Corp.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in  Section 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 entitled “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Results of Operations

The growth of our business was delayed in June 2007, when the Harbin Municipal Urban Administrative Bureau (“HMUAB”), which was our only customer at that time, was mandated by the PRC National Environment Protection Bureau to carry out certain modifications to the development of its landfill for the protection of local residents.  The modifications involved the relocation of some of the neighboring residents, as well as the relocation of our wastewater disposal plant.  The cost of the modifications was borne entirely by the HMUAB.  Nevertheless, while the modifications are ongoing, we suspended our operations at the Landfill, which are currently our only source of revenue.  The suspension was lifted in November 2009, and we have now returned to full operations.  Our condensed consolidated financial statements for the first three months of 2009, however, reflect the results of suspended operations.

In the first quarter of 2010, our business prospects brightened considerably.  The most significant events that occurred in the quarter were:

•	In January 2010 we executed an agreement with the HMUAB that increased the fee payable to us for waste disposal from 42 RMB per ton to 60 RMB per ton.
•	In February 2010 the HMUAB increased the limits on our operations from 1,200 tons of waste per day to 1,500 tons per day.
•
In January 2010 we took the first major step towards implementing our plan to commercialize the resources available in the waste deposited in the landfill, as we engaged an agent to process and distribute the polyethylene terephthalate ("PET") bottles that we remove from the landfill.

Our agreements with Harbin Dongxin Group mark the expansion of our business from waste storage toward the efficient recycling of waste into value-added products.  The use of PET by the bottling industry has increased dramatically in the past decade, as has the demand for recycled PET for a variety of industrial purposes, especially as a component of solar-heating installations.  With both supply and demand for PET established, the logic of positioning ourselves as middleman becomes evident.  Since January 2010, we have been removing the PET bottles from waste deposited in the Harbin landfill and delivering the bottles to Harbin Dongxin Group on a consignment basis.  We pay Harbin Dongxin Group a per-ton fee for processing the bottles into usable PET, and then we consign the resulting PET to Harbin Dongxin Group for resale to industry.  We fix a minimum resale price, which Harbin Dongxin Group must collect and remit to us upon sale of the recycled PET.  Harbin Dongxin Group is entitled to retain any revenue it obtains from the resale in excess of the fixed minimum price.

Already the sale of recovered PET bottles produced 29% of our revenue ($465,055) in the first quarter of 2010.  With the $1,122,699 contributed by HMUAB reimbursements for our landfill operations, we increased revenue by 259% from $442,345 in the first three months of 2009 to $1,587,754 in the first three months of 2009, during which we accrued only the minimum fee guaranteed by HMUAB in our agreement.  For the future we expect growth to continue.  Having now returned to operations, we will endeavor to expand our waste processing operations by (a) pursuing strategic acquisitions, (b) developing additional landfills, and (c) implementing additional recycling technologies that will provide additional revenue sources, such as the sale of methane to the electric power industry.  Given the overwhelming growth of China’s cities, we expect there to be plentiful market opportunities.

Although our revenues in the first three months of 2009 were achieved without any production on our part, we still realized $103,218 in cost of goods sold.  These costs were attributable to the fact that we retained our core employees on salary, even as we had no revenue producing work for them to perform.  Management determined that eliminating the Company’s employee base during the landfill suspension would make it very difficult to revive that operation when the suspension ended.  This decision proved advantageous as 2010 began, as we were able to return promptly to full-scale operation without significant start-up costs or inefficiencies.  During the three months ended March 31, 2010 our cost of goods sold was only twice the level of the year-earlier period, although revenues more than tripled.

The relative efficiency of our operations (and the wisdom of retaining our employees on salary during the suspension of operations) were demonstrated by the modest (6%) increase in selling, general and administrative expenses that we experienced in the first quarter of 2010.  In both periods, the majority of our selling, general and administrative expense was attributable to the expensing of stock compensation that we gave to employees and consultants in 2008 as incentives for future services:  $95,688 in both the first quarter of 2010 and the first quarter of 2009.  At March 31, 2010 the remaining $1,402,631 in deferred stock compensation expense will be amortized as expenses over the expected terms of service of the employees and consultants who received the shares.

The Company’s revenue less expenses resulted in a pre-tax income of $1,255,111 for the three months ended March 31, 2010, compared to a pre-tax income of $208,942 during first three months of 2009.  As a result of Chinese tax laws that reward foreign investment in China, Yifeng was entitled to exemption from income taxes during 2007 and 2008, followed by a 50% abatement of taxes from 2009 to 2011.  In the first quarter of 2010, after accruing $169,587 for income taxes, our net income was $1,085,524, representing $0.08 (diluted $0.07) per share.  Net income in the first quarter of 2009 was $170,741, or $.01 per share (basic and diluted).

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is included in the retained earnings on our balance sheet; the translation adjustments are included in a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the first quarter of 2010, the effect of converting our financial results from RMB to U.S. Dollars was to reduce our accumulated other comprehensive income by $48,575.  During the first quarter of 2009, when the exchange rate was more stable, the effect of converting our financial results from RMB to U.S. Dollars was to reduce our accumulated other comprehensive income by $28,038.

Liquidity and Capital Resources

To date, we have financed our operation and met capital expenditure requirements primarily through bank loans and operating income. On November 18, 2004, the Company received a long-term loan from Industrial and Commercial Bank of China, Harbin Branch in the amount of $4,832,960, secured by the Company’s building. The loan was for a 5-year term, maturing November 15, 2009 with interest adjustable based on official rates. The loan agreement does not include any financial covenants with which the Company must comply.  In November 2009 the Bank extended the due date of the loan to December 25, 2011 and fixed the interest rate at 6.534% per annum.  In addition to paying the quarterly interest, the Company is also required to make $241,648 pre-determined principal repayments every quarter.

Our working capital at March 31, 2010 totaled $4,883,912, an increase of $910,940 from our working capital at December 31, 2009.  The increase was mainly attributable to our net income, as the $446,803 increase in our accounts receivable was offset by the repayment in March 2010 of the $440,000 loan we had made to Harbin Jiayi Import and Export Co., Ltd. in 2009.

The largest component of our working capital at March 31, 2010 consisted of $4,450,265 owed to us by HMUAB.  The receivable reached this level during the suspension of operations.  Although under the BOT agreement, payments were due thirty days after each month, during the suspension of Landfill operations between June 2007 and October 2009, HMUAB made few payments.  During 2009, HMUAB made no payments at all during the first ten months.  However, since the Landfill re-opened in November 2009, HMUAB has begun to pay both current accounts and portions of the past due account.  In February 2010 HMUAB also sent us a written acknowledgement of the $4,253,203 that it owed us at December 31, 2009, with a schedule of payments that will satisfy the receivable during 2010:  4 million RMB in the first quarter of 2010, 5 million RMB in the second quarter, 8 million RMB in the third quarter, and the balance of 12.037 million RMB in the fourth quarter.  Accordingly, we do not consider the receivable to be at risk, and have made no provision for doubtful accounts.

After property and equipment – primarily our investment in the Landfill – and accounts receivable, our largest asset category at March 31, 2010 was “advances to suppliers,” totaling $3,784,613, an increase of $632 since December 31, 2009.  These amounts primarily represent payments to contractors for work on Phase I and Phase II of the Landfill.  The asset will be reclassified as “property and equipment” when the related construction projects are completed.

Our operations during the three months ended March 31, 2010 provided $786,560 in net cash.  Net cash from operations was less than net income for the period primarily due to a $446,803 increase in accounts receivable during the quarter.  Accounts receivable increased as a result of the revival of operations at the Landfill, and as a result of the initiation of sales of PET, both of which resulted in sales in the first quarter for which we will collect in the second quarter.  During the first quarter of fiscal year 2009, by comparison, our operations used $69,995 in cash, as our landfill operations were suspended during that period and HMUAB was accruing but not paying the minimum contractual fee.

During the first three months of 2009, when our operations were suspended, we utilized our cash reserves by making loans to third parties, to achieve better interest rates than were offered by local banks.  We made a loan of $526,511 during that quarter to Harbin Jiayi Import and Export Co., Ltd., which agreed to pay us 5.31% annual interest.  During the same period we collected a loan of $234,518 that we had previously made to Harbin Binjiang Freight Co., Ltd., which was owned by our then-President.  Our investing activities during the first quarter of 2009, therefore, used $388,753 in cash.  During the first quarter of 2010, on the other hand, we collected the remaining balance of the loan made a year earlier to Harbin Jiayi Import and Export Co., and so our investing activities provided $375,969 in cash.

The cash provided by investing activities in the first quarter of 2010 was offset in part by $241,648 that we used during the first quarter of 2010 to satisfy our bank loan obligations.  In the first quarter of 2009, the bank had reduced our payment obligations due to the suspension of landfill operations, and we paid only $24,165 on account of our bank loan.  Now that the landfill is operating again, we will incur quarterly payment obligations to the bank of $241,648 plus interest.

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

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T	CONTROLS AND PROCEDURES

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

Item 1.        Legal Proceedings.

None.

Item 1A.     Risk Factors.

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

(a)     Unregistered Sale of Equity Securities

None.

(c)      Repurchase of Equity Securities

The Company did not repurchase any shares of its common stock during the 1st quarter of 2010.

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        Reserved.

Item 5.        Other Information.

None.

Item 6.        Exhibits

31.1	Rule 13a-14(a) Certification - CEO

31.2	Rule 13a-14(a) Certification - CFO

32	Rule 13a-14(b) Certifications

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

EASTERN ENVIRONMENT SOLUTIONS, CORP.

Date: May 17, 2010	By: /s/ Feng Yan
Feng Yan, Chief Executive Officer