Form 10-Q
period 2010-06-30
Eastern Environment Solutions Corp.
filed 2010-08-16
CIK 1119721

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes  X                    No ___

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

August 16, 2010
Common Voting Stock: 14,970,186

EASTERN ENVIRONMENT SOLUTIONS, CORP.
QUARTERLY REPORT ON FORM 10Q

TABLE OF CONTENTS
		Page No
Part I	Financial Information

Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheet – June 30, 2010 (unaudited)
	and December 31, 2009	2
	Condensed Consolidated Statements of Income and
	Comprehensive Income – for the Three and Six Months Ended
	June 30, 2010 and 2009 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows – for the Six Months
	Ended June 30, 2010 and 2009 (Unaudited)	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3	Quantitative and Qualitative Disclosures about Market Risk	24
Item 4T	Controls and Procedures	24

Part II	Other Information

Item 1.	Legal Proceedings	25
Items 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	25
Item 6.	Exhibits	25

Signatures

EASTERN ENVIRONMENT SOLUTIONS, CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$851,877	$428,052
Accounts receivable	7,975,281	4,253,203
Inventories	13,882	42,650
Other receivables	783	440,208
Loans to related parties	65,949	42,828
Total Current Assets	8,907,772	5,206,941

Property and equipment, net of accumulated depreciation of
$1,450,323 and $1,312,131, respectively	6,312,971	6,319,005

Other assets:
Advance to suppliers	3,809,414	3,783,981
Total Other Asset	3,809,414	3,783,981

Total Assets	$19,030,157	$15,309,927

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Bank loan payable - current portion	$966,592	$966,592
Accounts payable	815	810
Taxes payable	665,887	174,375
Accrued expenses and other payables	78,733	92,192
Total Current Liabilities	1,712,027	1,233,969

Long-term liabilities:
Bank loan payable - net of current portion	604,120	1,087,416

Total Liabilities	2,316,147	2,321,385

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.0001 par value, 100,000,000 shares authorized;
14,970,186 shares issued and outstanding as of June 30, 2010
and December 31, 2009	1,497	1,497
Additional paid-in-capital	4,021,929	3,836,165
Accumulated other comprehensive income	1,964,023	1,945,261
Statutory reserves	186,156	186,156
Retained earnings - Unappropriated	10,540,405	7,019,463
Total Stockholders' Equity	16,714,010	12,988,542

Total Liabilities and Stockholders' Equity	$19,030,157	$15,309,927
The accompanying notes are an integral part of these condensed consolidated financial statements

EASTERN ENVIRONMENT SOLUTIONS, CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2010	2009	2010	2009

Revenues	$6,831,506	$890,019	$5,243,752	$447,670

Cost of Revenues	2,507,747	185,630	2,297,916	82,401

Gross Profit	4,323,759	704,389	2,945,836	365,269

Selling, General and Administrative Expenses	294,925	282,026	149,007	144,397

Income from operations	4,028,834	422,363	2,796,829	220,872

Other Income (Expense)
Interest income	23,547	8,215	321	714
Other expense	(112)	(50)	8	-
Total other income, net	23,435	8,165	329	714

Income from Operations before Income Taxes	4,052,269	430,528	2,797,158	221,586

Provision for Income Taxes	531,327	79,275	361,740	41,075

Net Income	3,520,942	351,253	2,435,418	180,511

Other Comprehensive Income (Loss) -
Foreign currency translation Income (loss)	18,762	(26,999)	67,337	795

Comprehensive Income	$3,539,704	$324,254	$2,502,754	$181,306

Basic & Diluted Income Per Share
Basic	$0.29	$0.03	$0.20	$0.02
Diluted	$0.24	$0.02	$0.16	$0.01

Weighted Average Number of Common Shares Outstanding
Basic	12,078,791	11,210,717	12,186,074	11,318,660
Diluted	14,970,186	14,970,186	14,970,186	14,970,186

The accompanying notes are an integral part of these condensed consolidated financial statements

EASTERN ENVIRONMENT SOLUTIONS, CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2010	2009
Cash Flows From Operating Activities:
Net income	$3,520,942	$351,253
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	128,533	122,590
Amortization of stock-based compensation	185,764	191,376

Changes in operating assets and liabilities:
Accounts receivable	(3,722,078)	(887,314)
Inventory	28,768	22,703
Accounts payable	5	(77)
Taxes payable	491,512	79,281
Accrued expenses and other payables	(13,459)	35,114

Net cash provided by (used in) operating activities	619,987	(85,074)

Cash Flows From Investing Activities:
Purchase of property and equipment	(2,284)	-
Payment of capitalized interests for construction loan	(78,059)	(187,204)
Payments on loans to unrelated party	-	(343,815)
Collections on loans to unrelated party	439,425	211,909
Payments on loans to related party	(23,121)	-

Net cash provided by investing activities	335,961	(319,110)

Cash Flows From Financing Activities
Repayment of bank loan payable	(483,296)	(48,330)

Net cash used in financing activities	(483,296)	(48,330)

Effect of exchange rate changes on cash and cash equivalents	(48,827)	(24,173)

Increase (decrease) in Cash and Cash Equivalents	423,825	(476,687)

Cash and Cash Equivalents - Beginning of period	428,052	1,112,487

Cash and Cash Equivalents - End of period	$851,877	$635,800

Supplemental Cash Flow Information:
Cash paid during the periods:
Interest expense	$78,059	$111,165
Income taxes	$174,362	$-

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

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts receivables

Accounts receivables are stated at net realizable value. Any allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging analysis. The Company’s receivables are primarily due from the municipal government of Harbin City and are considered by management to be fully collectible. Therefore, no allowance for doubtful accounts was deemed necessary for the six months ended June 30, 2010 and 2009.

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

Advance to suppliers

Advance to suppliers represents payments made and recorded in advance for the purchase of materials and equipment related to the Company’s construction in progress. We expect to utilize the advances during the next two years.  In accordance with U. S. GAAP, we classify the cash flows related to advances to suppliers under investing activities when paid and will disclose as a non-cash investing activity when transferred to property and equipment.  The final phase of the construction is not completed.  As such, no amortization was made for the three and six months ended June 30, 2010 and 2009.

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

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company’s revenues are primarily from its solid waste disposal operations and bottle recycling operations. For the solid waste disposal operations, the Company recognizes revenue upon the arrival of the solid waste at the landfill. For the bottle recycling operations, the Company engaged two external agents to process and resale to industry the polyethylene terephthalate (“PET”) bottles and the granules from the plastic bottles and bottle caps that the Company removes from the landfill. The Company recognizes sales upon shipment of the PET bottles and granules to industry.

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

Harbin Yifeng was granted the status of wholly foreign-owned entities (“WFOE”) in the fourth quarter of 2006 upon the reverse merger with USIP with a choice of starting the tax holiday immediately or the next calendar year. Harbin Yifeng elected for this tax holiday to commence in January 2007. Its two-year tax exemption period was from January 1, 2007 to December 31, 2008 and the three-year income tax reduction period will be from January 1, 2009 to December 31, 2011.

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

All of the Company's assets are located in The People's Republic of China. During the six months ended June 30, 2010, the Company operated in two business segments - landfill segment and plastic bottles sorting and recycling segment. The Company operated in one business segment for the three and six months ended June 30, 2009.

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair value of financial instruments

The Company adopted the provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, other receivables, accounts payable, accrued expenses, taxes payable and notes payable approximate fair value due to the short-term nature of these items.  The Company uses Level 3 method to measure fair value of its bank loan. The carrying amount of bank loan approximates the fair value based on the Company's expected borrowing rate for debt with similar remaining maturities and comparable risk in market. The Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with ASC 820.

Foreign currency translation

The Company’s principal country of operations is the PRC. The financial position and results of operations of the Company are determined using the local currency (“RMB”) as the functional currency. The results of operations and the statement of cash flows denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated Other Comprehensive Income”.

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The value of RMB against US$ and other currencies may fluctuate and is affected by, among other things, changes in China's political and economic conditions, Any significant revaluation of RMB may materially affect the Company's financial condition in terms of US$ reporting.

Stock-based compensation

Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). For the three months ended June 30, 2010 and 2009, $90,076 and $95,688 stock based compensation expense was recorded in selling, general and administrative expenses. For the six months ended June 30, 2010 and 2009, $185,764 and $191,376 stock-based compensation expense was recorded in selling, general and administrative expenses.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income	$2,435,418	$180,511	$3,520,942	$351,253

Shares (denominator):
Weighted average common shares outstanding - basic	12,186,074	11,318,660	12,078,791	11,210,717

Earnings per share - basic	$0.20	$0.02	$0.29	$0.03

Plus: effect of diluted securities - unvested compensation shares	2,784,112	3,651,526	2,891,395	3,759,469

Weighted average common shares outstanding - diluted	14,970,186	14,970,186	14,970,186	14,970,186

Earnings per share - diluted	$0.16	$0.01	$0.24	$0.02

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)

Machinery and equipment	$884,792	$883,523
Vehicles	385,441	385,965
Landfills	2,341,116	2,143,114
Subtotal	3,611,349	3,412,602
Less: accumulated depreciation	(1,450,323)	(1,312,131)
Construction in progress	4,151,945	4,218,534

Total property and equipment, net	$6,312,971	$6,319,005

Depreciation and amortization expense for the three months ended June 30, 2010 and 2009 was $ 66,130 and $61,324, respectively. Depreciation and amortization expense for the six months ended June 30, 2010 and 2009 was $128,533 and $122,590, respectively.

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

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. PROPERTY AND EQUIPMENT, NET (Continued)

Construction in progress represents direct costs of construction or acquisition and design fees incurred for the Company’s new operating site and equipments. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for its intended use. Commencing at that time, the capitalized expenses will be depreciated over the remaining term of the Build-Operate-Transfer (“BOT”) agreement. Interest expense in the amount of $37,290 and $ 52,147was capitalized for the three months ended June 30, 2010 and 2009 and $78,059 and $111,165 was capitalized for the six months ended June 30, 2010 and 2009.

The Harbin landfill is scheduled to have a capacity of 7.8 million tons, when completed, of which 3.27 million tons will be deposited in an underground sector developed by the Company.  As of  June 30, 2010, the capacity of the Harbin landfill was 1.6 million tons, of which 1,282,991 tons of capacity had been utilized.  As of December 31, 2009, the capacity of the Harbin landfill was 1.6 million tons, of which 880,000 tons of capacity had been utilized.   The following table sets forth management’s estimate of the costs and timing to complete the remaining underground portion of the Landfill:

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

NOTE 4.   INVENTORY

Inventory consists of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
Raw material	$9,006	$36,837
Low-value consumables	4,876	5,813

Total	$13,882	$42,650

There was no allowance for inventory as of June 30, 2010 and December 31, 2009.

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. OTHER RECEIVABLES

As of December 31, 2009, other receivables primarily represent a third-party loan to Harbin Jiayi Import and Export Co., Ltd. (“Jiayi”) from the Company. The loan was unsecured and bore 5.31% annual interest and was repaid in March 2010.

NOTE 6. RELATED PARTY TRANSACTIONS

Loans to related parties consists the following:

	June 30, 2010	December 31, 2009
	(Unaudited)

Shibin Jiang	$4,743	$4,744
Yan Feng	61,206	38,084

Total loans to related parties	$65,949	$42,828

Ms. Yan Feng is the CEO of the Company and Mr. Shibin Jiang is the operating director of the company. Both Ms. Feng and Mr. Jiang are shareholders of the Company. The loans to shareholders are unsecured and interest free. These loans were repaid in full on August 13, 2010.

NOTE 7. MAJOR CUSTOMER

On September 1, 2003, the Company signed an exclusive 17-year agreement with Harbin Municipal Urban Administrative Bureau (“HMUAB”) to dispose of approximately one-third of the city’s solid waste disposal. The contract will expire on August 30, 2020. The revenue from HMUAB accounted for 100% of the gross revenues for the years ended December 31, 2009 and 2008.

In January 2010, the Company signed a PET bottle processing agreement and a consignment sales agreement with Harbin Dongxin Group (“Dongxin”). In accordance with the agreements, Dongxin shall be responsible for processing, packaging and selling the PET bottles sorted from the landfill or purchased by the Company. The Company shall pay a processing fee to Dongxin in return. Dongxin sells the processed PET bottles at an agreed price.

In March 2010, the Company signed a plastic bottle cap processing and consignment sales agreements with Harbin Bin County Welfare Plastic Products Co., Ltd (“HBC”). In accordance with the agreements, HBC will be responsible for processing the plastic bottle caps sorted from the landfill. The Company will pay a processing fee to HBC in return. The processed plastic granules will be sold by HBC at an agreed price.

The following table presents sales from major customers with individual sales over 10% of total net revenue for the three and six months ended June 30, 2010 and 2009:

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. MAJOR CUSTOMER (Continued)

	Ended June 30, 2010 (Unaudited)				Ended June 30, 2009 (Unaudited)
	Six Months		Three Months		Six Months		Three Months
	Sales	% of Total Sales	Sales	% of Total Sales	Sales	% of Total Sales	Sales	% of Total Sales
HMUAB	$2,309,528	34%	$1,186,829	23%	$890,019	100%	$447,670	100%
Consignment sales through Dongxin	3,816,055	56%	3,351,000	64%	-	0%	-	0%
Consignment sales through HBC	705,923	10%	705,923	13%	-	0%	-	0%
Total	$6,831,506	100%	$5,243,752	100%	$890,019	100%	$447,670	100%

Accounts receivable related to HMUAB, Dongxin and HBC are as follows:

	June 30, 2010		December 31, 2009
	Accounts Receivables	% of Accounts Receivables	Accounts Receivables	% of Accounts Receivables
	(Unaudited)
HMUAB	$4,562,578	57%	$4,253,203	100%
Dongxin	2,816,764	35%	-	0%
HBC	595,939	7%	-	0%

Total	$7,975,281	100%	$4,253,203	100%

NOTE 8. SEGMENT INFORMATION

The Company identified two operating segments for the three and six months ended June 30, 2010; landfill operation and plastic bottle sorting and recycling. The landfill operating segment provides non-hazardous municipal solid waste processing and disposal services. The plastic  bottle recycling segment sorts the waste plastic bottles from the landfill the company is operating, outsources the processing function to Dongxin and HBC and sells the processed PET bottles and plastic granules on consignment basis through Dongxin and HBC.

All of the Company’s revenues are from customers in the PRC.

The measurement of segment income is determined as earnings before income taxes. Segment incomes are reported to the Company’s chief operating decision maker (“CODM”) using the same accounting policies as those used in the preparation of these condensed consolidated financial statements. Items that are not allocated to the Company’s operating segments are comprised primarily of interest income and expenses, other income and expenses and income taxes.

The segment information for the reportable segments for the three and six months ended June 30, 2010 and 2009 and the reconciliation of reportable segment net sales and net income to the consolidated total are as follows:

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. SEGMENT INFORMATION (Continued)

	For the Three Months Ended June 30,
	Landfill	Plastic Bottles Recycling	Consolidated Total

2010
Revenues	$1,186,829	$4,056,923	$5,243,752

Income from operations	907,939	1,888,890	2,796,829

Other income			329

Income before income taxes			2,797,158

Provision for income taxes			(361,740)

Net income			$2,435,418

2009
Revenues	$447,670	$-	$447,670

Income from operations	220,872	-	220,872

Other income			714

Income before income taxes			221,586

Provision for income taxes			(41,075)

Net income			$180,511

	For the Six Months Ended June 30,
	Landfill	Plastic Bottles Recycling	Consolidated Total

2010
Revenues	$2,309,528	$4,521,978	$6,831,506

Income from operations	1,771,936	2,256,898	4,028,834

Other income			23,435

Income before income taxes			4,052,269

Provision for income taxes			(531,327)

Net income			$3,520,942

2009
Revenues	$890,019	$-	$890,019

Income from operations	422,363	-	422,363

Other income			8,165

Income before income taxes			430,528

Provision for income taxes			(79,275)

Net income			$351,253

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

The Company recommenced the landfill operation in October 2009 and obtained an extension for the above loan on November 13, 2009. The extended loan has a fixed interest rate at 6.534% per annum and matures on December 25, 2011. In accordance with the loan extension agreement, the Company will be required to make the regular quarterly repayments as previously agreed. For the six months ended June 30, 2010, the Company repaid $589,849 to the lender. Interest expense incurred for the three and six months ended June 30, 2010 and 2009 amounted to $37,290 and $52,147 and $78,059 and $111,165, respectively, and was capitalized in construction in progress.

As of June 30, 2010 and December 31, 2009, the loan payable consists of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
Loan payable	$1,570,712	$2,054,008

Less: current portion	966,592	966,592

Loan payable - non-current portion	$604,120	$1,087,416

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10.  INCOME TAXES

United States Tax

EESC is subject to United States of America tax law. No provision for income taxes in the United States or elsewhere has been made as EESC had no taxable income subject to U.S. taxes for the six months ended June 30, 2010 and 2009.

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

The estimated tax savings as a result of tax holidays for the six months ended June 30, 2010 and 2009 amounted to $531,327, and $79,275, respectively. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share for the six months ended June 30, 2010 and 2009 from $0.29 to $0.25 and from $0.03 to $0.02, respectively.

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

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10.  INCOME TAXES (Continued)

The Company was incorporated in the United States.  It incurred net operating losses for U.S. income tax purposes for the three and six months ended June 30, 2010 and 2009. The net operating loss carry forwards, including amortization of share-based compensation, for United States income tax purposes amounted to $1,038,030 and $852,267 as of June 30, 2010 and December 31,2009, respectively, which may be available to reduce future periods' taxable income. These carry forwards will expire, if not utilized, beginning in 2028 through 2029. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at June 30, 2010 for the temporary difference related to the loss carry-forwards. Management reviews this valuation allowance periodically and makes adjustments as warranted.

United States deferred tax assets and the related valuation allowance were as follows:

	June 30, 2010	December 31, 2009
	(Unaudited)

Deferred Tax Assets	$352,930	$289,771
Less: Valuation Allowance	(352,930)	(289,771)
Net Deferred Assets	$-	$-

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

NOTE 11.   STOCK-BASED COMPENSATION (Continued)

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

On June 9, 2010, the Company entered into Independent Directors Contracts with two new directors. The Company agreed to pay these directors a total cash fee of $60,000 per annum and to issue to them common stock valued at $54,000 on June 9, 2011, if they remain on the Board on that date.

A summary of the status of the Company’s non-vested shares as of June 30, 2010, and changes during the six months ended June 30, 2010, is presented below:

Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value

Non-vested at December 31, 2009	3,144,999	$1,510,138
Granted	-	-
Vested	431,386	188,568
Forfeited	-	-
Non-vested at March 31, 2010 (unaudited)	2,713,613	$1,321,570

A summary of the status of the Company’s deferred stock compensation under the Plan as of June 30, 2010, and changes for the three months ended June 30, 2010, is presented below:

Deferred stock compensation as of December 31, 2009	$1,498,319

Compensation expenses debited to statement of operations
with a credit to additional paid-in capital	(185,764)
Deferred stock compensation as of June 30, 2010 (unaudited)	$1,312,555

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12. SIGNIFICANT EVENTS

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

Results of Operations

The growth of our business was delayed in June 2007, when the Harbin Municipal Urban Administrative Bureau (“HMUAB”), which was our only customer at that time, was mandated by the PRC National Environment Protection Bureau to carry out certain modifications to the development of its landfill for the protection of local residents.  The modifications involved the relocation of some of the neighboring residents, as well as the relocation of our wastewater disposal plant.  The cost of the modifications was borne entirely by the HMUAB.  Nevertheless, while the modifications are ongoing, we suspended our operations at the Landfill, which are currently our only source of revenue.  The suspension was lifted in November 2009, and we have now returned to full operations.  Our condensed consolidated financial statements for the first six months of 2009, however, reflect the results of suspended operations.

In the first quarter of 2010, our business prospects brightened considerably.  The most significant events that occurred in that quarter were:

•	In January 2010 we executed an agreement with the HMUAB that increased the fee payable to us for waste disposal from 42 RMB per ton to 60 RMB per ton.
•	In February 2010 the HMUAB increased the limits on our operations from 1,200 tons of waste per day to 1,500 tons per day.
•
In January 2010 we took the first major step towards implementing our plan to commercialize the resources available in the waste deposited in the landfill, as we engaged Harbin Dongxin Group as our agent to process and distribute the polyethylene terephthalate (“PET”) bottles that we remove from the landfill.

•
In March 2010 we signed a plastic bottle cap processing and consignment sales agreement with Harbin Bin County Welfare Plastic Products Co., Ltd., under which we engaged Harbin Bin County Welfare Plastic Products Co. as our agent to process the bottle caps that we remove from the landfill and resell the granules.

Our agreements with Harbin Dongxin Group and Harbin Bin County Welfare Plastic Products Co. mark the expansion of our business from waste storage toward the efficient recycling of waste into value-added products.  The use of PET by the bottling industry has increased dramatically in the past decade, as has the demand for recycled PET for a variety of industrial purposes, especially as a component of solar-heating installations.  With both supply and demand for PET established, the logic of positioning ourselves as middleman becomes evident.  Since January 2010, we have been removing the PET bottles from waste deposited in the Harbin landfill and delivering the bottles to Harbin Dongxin Group on a consignment basis.  We pay Harbin Dongxin Group a per-ton fee for processing the bottles into usable PET, and then we consign the resulting PET to Harbin Dongxin Group for resale to industry.  We fix a minimum resale price, which Harbin Dongxin Group must collect and remit to us upon sale of the recycled PET.  Harbin Dongxin Group is entitled to retain any revenue it obtains from the resale in excess of the fixed minimum price.

The terms of our agreement with Harbin Bin County Welfare Plastic Products Co. mimic the agreement with Harbin Dongxin Group.    Since we re-started operations at the Harbin landfill in November 2009, we have been removing plastic bottle caps from the waste deposited there.  In March 2010 we engaged Harbin Bin County Welfare Plastic Products Co. to accept the bottle caps on a consignment basis.  We pay Harbin Bin County Welfare Plastic Products Co. a per-ton fee for grinding the bottle caps into plastic granules, and then we consign the resulting granules to Harbin Bin County Welfare Plastic Products Co. for resale to industry.  We fix a minimum resale price, which Harbin Bin County Welfare Plastic Products Co. must collect and remit to us upon sale of the granules.  Harbin Bin County Welfare Plastic Products Co. is entitled to retain any revenue it obtains from the resale in excess of the fixed minimum price.

Already the sale of recovered PET bottles and bottle caps produced 66% of our revenue ($4,521,978) in the first six months of 2010 (77% in the second quarter).  With the $2,309,528 contributed by HMUAB reimbursements for our landfill operations, we increased revenue from $890,019 in the first six months of 2009 to $6,831,506 in the first six months of 2010, during which we accrued only the minimum fee guaranteed by HMUAB in our agreement.  In the second quarter, revenue increased from $447,670 to $5,243,752.  For the future we expect growth to continue.  Having now returned to operations, we will endeavor to expand our waste processing operations by (a) pursuing strategic acquisitions, (b) developing additional landfills, and (c) implementing additional recycling technologies that will provide additional revenue sources, such as the sale of methane to the electric power industry.  Given the overwhelming growth of China’s cities, we expect there to be plentiful market opportunities.

Although our revenues in the first six months of 2009 were achieved without any production on our part, we still realized $185,630 in cost of goods sold.  These costs were attributable to the fact that we retained our core employees on salary, even as we had no revenue producing work for them to perform.  Management determined that eliminating the Company’s employee base during the landfill suspension would make it very difficult to revive that operation when the suspension ended.  This decision proved advantageous as 2010 began, as we were able to return promptly to full-scale operation without significant start-up costs or inefficiencies.  During the six months ended June 30, 2010 the expenses attributable to our landfill operations increased by 277% while the revenue from those operations increased by 259%, a relative parity that evidenced our ability to ramp up operations without significant start-up inefficiencies.

The relative efficiency of our operations and the wisdom of retaining our employees on salary during the suspension of operations were demonstrated by the modest (4%) increase in selling, general and administrative expenses that we experienced in the first six months of 2010.  In both periods, the majority of our selling, general and administrative expenses were attributable to the expensing of stock compensation that we granted to employees and consultants in 2008 as incentives for future services:  $185,764 in the first six months of 2010 (out of $294,925 total S,G&A expense) and $191,376 in the first six months of 2009 (out of $282,026 total S,G&A expense).  The $1,312,555 in deferred stock compensation expense remaining at June 30, 2010 will be amortized as expense over the expected terms of service of the employees and consultants who received the shares.

The Company’s revenue less expenses resulted in a pre-tax income of $4,052,269 for the six months ended June 30, 2010 ($2,797,158  for the second quarter of 2010), compared to a pre-tax income of $430,528 during first six months of 2009 ($221,586 in the second quarter).  As a result of Chinese tax laws that reward foreign investment in China, Yifeng was entitled to exemption from income taxes during 2007 and 2008, followed by a 50% abatement of taxes from 2009 to 2011.  In the first six months of 2010, after accruing $531,327 for income taxes, our net income was $3,520,942, representing $0.29 (diluted $0.24) per share, compared to $351,253 in the first six months of 2009.  Net income for the second quarter of 2010 was $2,435,418, compared to $180,511 in the second quarter of 2009.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is included in the retained earnings on our balance sheet; the translation adjustments are included in a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the first six months of 2010, the effect of converting our financial results from RMB to U.S. Dollars was to increase our accumulated other comprehensive income by $18,762.  During the first six months of 2009, the effect of converting our financial results from RMB to U.S. Dollars was to reduce our accumulated other comprehensive income by $26,999.

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

Our working capital at June 30, 2010 totaled $7,195,745, an increase of $3,222,773 from our working capital at December 31, 2009.  The increase was mainly attributable to our net income, as the $3,722,078 increase in our accounts receivable was partially offset by the repayment in March 2010 of the $440,000 loan we had made to Harbin Jiayi Import and Export Co., Ltd. in 2009.

The largest component of our working capital at June 30, 2010 consisted of $4,562,578 owed to us by HMUAB.  The receivable had grown over $4.0 million during the suspension of operations.  Although under the BOT agreement, payments were due thirty days after each month, during the suspension of Landfill operations between June 2007 and October 2009, HMUAB made few payments.  During 2009, HMUAB made no payments at all during the first ten months.  However, since the Landfill re-opened in November 2009, HMUAB has begun to pay both current accounts and portions of the past due account.  In February 2010 HMUAB also sent us a written acknowledgement of the $4,253,203 that it owed us at December 31, 2009, with a schedule of payments that will satisfy the receivable during 2010:  4 million RMB in the first quarter of 2010, 5 million RMB in the second quarter, 8 million RMB in the third quarter, and the balance of 12.037 million RMB in the fourth quarter.  To date HMUAB has met that schedule of payments.  Accordingly, we do not consider the receivable to be at risk, and have made no provision for doubtful accounts.

After property and equipment – primarily our investment in the Landfill – and accounts receivable, our largest asset category at June 30, 2010 was “advances to suppliers,” totaling $3,809,414, an increase of $25,433 since December 31, 2009.  These amounts primarily represent payments to contractors for work on Phase I and Phase II of the Landfill.  The asset will be reclassified as “property and equipment” when the related construction projects are completed.

Our operations during the six months ended June 30, 2010 provided $619,987 in net cash.  Net cash from operations was far less than net income for the period primarily due to a $3,722,078 increase in accounts receivable during the quarter.  Accounts receivable increased as a result of the revival of operations at the Landfill, and as a result of the initiation of sales of PET, both of which resulted in sales in the second quarter for which we will collect in the third quarter.  During the first six months of fiscal year 2009, by comparison, our operations used $428,889 in cash, as our landfill operations were suspended during that period and HMUAB was accruing but not paying the minimum contractual fee.

During the first six months of 2009, when our operations were suspended, we utilized our cash reserves by making loans to third parties, to achieve better interest rates than were offered by local banks.  We made a loan of $526,511 during that quarter to Harbin Jiayi Import and Export Co., Ltd., which agreed to pay us 5.31% annual interest.  During the same period we collected a loan of $234,518 that we had previously made to Harbin Binjiang Freight Co., Ltd., which was owned by our then-President.  Our investing activities during the first six months of 2009, therefore, used $319,110 in cash.  During the first quarter of 2010, on the other hand, we collected the remaining balance of the loan made a year earlier to Harbin Jiayi Import and Export Co., and so our investing activities for the six months ended June 30, 2010 provided $335,961 in cash.

The cash provided by investing activities in the first six months of 2010 was more than offset by $483,296 that we used during the first six months of 2010 to satisfy our bank loan obligations.  In the first six months of 2009, the bank had reduced our payment obligations due to the suspension of landfill operations, and we paid only $48,330 on account of our bank loan.  Now that the landfill is operating again, we will incur quarterly payment obligations to the bank of $241,648 plus interest.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

(a)   Unregistered Sale of Equity Securities

None.

(c)   Repurchase of Equity Securities

The Company did not repurchase any shares of its common stock during the 2nd quarter of 2010.

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

EASTERN ENVIRONMENT SOLUTIONS, CORP.

Date: August 16, 2010	By: /s/ Feng Yan
Feng Yan, Chief Executive Officer