Form 10-Q
period 2010-09-30
Eastern Environment Solutions Corp.
filed 2010-11-26
CIK 1119721

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

November 24, 2010:  Common Voting Stock: 12,484,353

EASTERN ENVIRONMENT SOLUTIONS, CORP.
QUARTERLY REPORT ON FORM 10Q

EASTERN ENVIRONMENT SOLUTIONS, CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2010	2009
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$4,310,160	$428,052
Accounts receivable	6,119,391	4,253,203
Inventory	56,662	42,650
Other receivables	1,242	440,208
Loans to related parties		42,828
Total Current Assets	10,487,455	5,206,941

Property and equipment, net of accumulated depreciation of
$57,439 and $44,360, respectively	114,518	124,175

Landfill development costs, net of amortization of
$3,395,156 and $2,423,871, respectively	7,855,552	8,232,899

Deferred tax assets	85,863	-

Total Assets	$18,543,388	$13,564,015

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Bank loan payable - current portion	$1,027,004	$966,592
Accounts payable	826	810
Deferred tax liability	-	10,631
Taxes payable	453,129	174,375
Accrued expenses and other payables	73,776	92,192
Total Current Liabilities	1,554,735	1,244,600

Long-term liabilities:
Bank loan payable - net of current portion	302,060	1,087,416

Total Liabilities	1,856,795	2,332,016

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.0001 par value, 100,000,000 shares authorized;
12,459,770 and 11,825,187 shares issued and outstanding
as of September 30, 2010 and December 31, 2009	1,497	1,497
Additional paid-in-capital	4,096,880	3,836,165
Accumulated other comprehensive income	1,906,040	1,717,131
Statutory reserves	186,156	186,156
Retained earnings - Unappropriated	10,496,020	5,491,050
Total Stockholders' Equity	16,686,593	11,231,999

Total Liabilities and Stockholders' Equity	$18,543,388	$13,564,015

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

EASTERN ENVIRONMENT SOLUTIONS, CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

		NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
		2010	2009	2010	2009
			(Restated)		(Restated)
Revenues
-	Landfill disposal fees	$3,530,736	$-	$1,221,208	$-
-	PET bottle sales	7,959,964	-	3,437,986	-
-	Landfill minimum fees	-	1,342,554	-	452,533
		11,490,700	1,342,554	4,659,194	452,533
Cost of Revenues
	Landfill disposal fee's	1,133,679	-	393,719	-
	PET bottle sales	4,173,824	-	1,908,896	-
	Landfill minimum fee's	-	-	-	-
		5,307,503	-	2,302,615	-

Gross Profit		6,183,197	1,342,554	2,356,579	452,533

Selling, general and administrative expenses		449,505	498,226	154,580	144,999

	Income from operations	5,733,692	844,328	2,201,999	307,534

Other Income (expense)
Interest income		24,829	8,622	1,282	471
Interest expense		-	(162,731)	-	(51,570)
Other expense		(41)		71
	Total other income, net	24,788	(154,109)	1,353	(51,099)

Income from Operations before Income Taxes		$5,758,480	$690,219	$2,203,352	$256,435

Provision for Income Taxes		753,510	145,130	284,325	51,551

Net Income		5,004,970	545,089	1,919,027	204,884

Other Comprehensive Income (loss) -
Foreign currency translation Income (loss)		188,908	(21,671)	184,793	3,333

Comprehensive Income		$5,193,878	$523,418	$2,103,820	$208,217

Basic & Diluted Income Per Share
Basic		$0.41	$0.04	$0.17	$0.02
Diluted		$0.33	$0.04	$0.13	$0.01

Weighted Average Number of Common Shares Outstanding
Basic		12,198,106	12,431,549	11,319,984	11,534,954
Diluted		14,970,186	14,970,186	14,970,185	14,970,186

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

EASTERN ENVIRONMENT SOLUTIONS, CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2010	2009
		(Restated)
Cash Flows From Operating Activities:
Net income	$5,004,970	$545,089
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	13,079	12,686
Amortization of development landfill costs	943,778	-
Amortization of stock-based compensation	260,715	287,063

Changes in operating assets and liabilities:
Accounts receivable	(1,866,188)	(1,342,325)
Inventory	(14,012)	25,267
Accounts payable	16	(77)
Deferred tax liability	(10,631)	21,527
Advances to suppliers	-	32,541
Taxes payable	278,754	123,589
Deferred tax assets	(85,863)	-
Accrued expenses and other payables	(18,416)	(13,475)

Net cash provided by (used in) operating activities	4,506,202	(308,115)

Cash Flows From Investing Activities:
Purchase of property and equipment	(4,290)	(24,669)
Payment of interests for construction loan	(110,383)	(162,736)
Payments on loans to unrelated party	-	(256,257)
Proceeds from loans to unrelated party	438,966	196,349
Proceeds from loans to related party	42,828	-

Net cash provided by (used in) investing activities	367,121	(247,313)

Cash Flows From Financing Activities:
Repayment of bank loan payable	(724,944)	(72,494)

Net cash used in financing activities	(724,944)	(72,494)

Effect of exchange rate changes on cash and cash equivalents	(266,271)	87,540

Increase (decrease) in Cash and Cash Equivalents	3,882,108	(540,382)

Cash and Cash Equivalents - Beginning of period	428,052	1,112,487

Cash and Cash Equivalents - End of period	$4,310,160	$572,105

Supplemental Cash Flow Information:
Cash paid during the periods:
Interest expense	$110,383	$162,736
Income taxes	$753,510	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

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

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). In the opinion of management, the accompanying condensed balance sheets and related interim statements of income and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America.

NOTE 2. RESTATEMENT

The Company has restated the consolidated financial statements for the three and nine months period ended September 30, 2009 for the following reasons:

The Company has determined that revenue should be recognized using three different revenue models.

For revenue associated with waste disposed at the landfill, the Company has determined the appropriate revenue recognition policy to be the greater of the minimum rate or the actual tonnage disposed of during the period, whichever is greater.  The Company will also disclose separately the actual tonnage disposed each period in order to match the cost of revenues with the actual disposal activities.

As part of the Franchise Agreement, the Company has the right to charge minimum fees per day. During the periods of suspension by the Harbin County Government, the Company only collected the minimum fees.  The Company has determined the minimum fee revenue should be disclosed separately as these fees will result in a different cost of revenue model. The minimum fees were negotiated to reimburse the administrative costs of the business or to approximate a break-even.

Lastly, the Company will record revenue associated with separating the waste and reselling bottles based on the actual rate, plus the costs of labor, the Company will receive per the amount delivered to the bottling customer.  The amount of waste separated will reduce the actual tons utilized in the landfill each period.

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. RESTATEMENT (Continued)

The Company has evaluated the cost of revenue separately from the revenue model.   The landfill will be constructed over a period of years as one (1) whole unit.  However, the construction will be completed in different stages in order for compliance with certain structural requirements.  In order to start the next phase of construction, the prior phase must be completed.  Each earlier phase acts to support the later phases.  The Company has estimated the total costs to fully construct the landfill, however, the revenue generation is for the entire landfill period and the Company believes the cost structure should mirror the same period.

The Company has evaluated the total cost of completing the full construction of the landfill and viewed the landfill as one (1) unit for accounting purposes, even though it will be constructed in four (4) separate phases.  , The Company anticipates the total landfill capacity of approximately 7.8 million tons.  The build outs will be as follows:

Phase 1 totals approximately 1.60 mil tons (below ground and 20.51% of total tonnage)
Phase 2 totals approximately 0.67 mil tons (below ground and 8.59% of total tonnage)
Phase 3 totals approximately 1.00 mil tons (below ground and 12.82% of total tonnage)
Phase 4 totals approximately 4.53 mil tons (above ground and 58.08% of total tonnage)

As stated previously, the total construction will cost approximately $17.235 mil.  These costs are for the completion of the three underground phases with minimal costs expected for the 4th phase above ground.  Therefore, the Company has concluded that each underground phase is used to support the above ground landfill.  Each phase will build upon the prior phase, meaning the next phase cannot commence until the prior phase is constructed and filled with waste.

The landfill costs will be amortized over the period the revenues are earned or more specifically over the total tonnage dumped in the landfill (i.e. over the full four (4) phases).  However, this amount will not equal the tonnage received from the Municipality, which is used to determine the revenue billed each period to the Municipality.  Instead, this amount of tonnage each period will be reduced as a result of separating the bottles for resale.

All costs, including the added labor costs, for separating the waste in order to resell the bottles will be reported as such for each period.

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 2. RESTATEMENT (Continued)

Balance sheet reclassification:

Currently, the Company has disclosed separately amounts pertaining to landfill costs, construction in progress and advances to suppliers.  As a result of further analysis, the Company has determined all of these assets relate to the landfill and therefore should not be stated separately.  The Company will be reclassifying these amounts into one caption for all filings.

Additionally, the Company reclassified certain cost of revenue expenses as administrative during the Landfill suspension period and expensed $571,674, of previously capitalized interest during the same period.

 As part of this reclassification, the Company will also comply with its impairment testing in accordance with impairment of long-lived assets as required by professional standards.

The impact of this restatement on the financial statements as previously reported is summarized below:

	December 31, 2009
	As Previously Reported	As Restated
Total Assets	$15,309,927		$13,564,015
Fixed Assets	$10,102,986		$8,357,074
Retained earnings	$7,019,463	$	,5,491,050

	For the three months ended September 30, 2009		For the nine months ended September 30, 2009
	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenues	$452,533	$452,533	$1,342,554	$1,342,554
Cost of sales	65,611	--	251,428	--
Gross profit	369,922	452,533	1,091,306	$1,342,554
S G & A	137,015	14,999	419,091	498,226
Interest expense	--	51,099	--	154,109
Operating profit	250,378	256,435	651,233	690 ,21 9
Net income	$206,030	$204,884	$557,265	$545,089
Comprehensive income/(loss)	$4,406	3,333	$(22,593)	21,671
Income per share - basic	$.01	$.02	$.04	$.04
Income per share - Diluted	$.01	$.01	$.04	$.04

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Harbin Yifeng and Harbin Yifeng’s wholly owned subsidiary, Harbin Yifeng Zhiye Management Co., Ltd. (“Yifeng Zhiye”). All significant inter-company transactions and balances have been eliminated in consolidation.

Management estimates

The preparation of financial statements in conformity with generally accepted accounting principal requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The unaudited interim condensed consolidated financial statements furnished herein included all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Interim results are not necessarily indicative of the results that maybe expected for a full tear.  The information included in this Form 10_Q should be red in conjunction with information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 18, 2010.

Cash and cash equivalents

For purposes of the statement of cash flow, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts receivables

Accounts receivables are stated at net realizable value. Any allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging analysis. The Company’s receivables are primarily due from the municipal government of Harbin City and are considered by management to be fully collectible. Therefore, no allowance for doubtful accounts was deemed necessary at September 30, 2010 or December 31, 2009.

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

Inventory mainly consists of materials and supplies to be used in the regular day-to-day operations. Inventory is valued at the lower of cost or market with cost determined on a first-in first-out basis.

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization.  Maintenance and repairs are charged to expense as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of 5-10 years.

All of the Company's assets are located in The People's Republic of China. During the nine months ended September 30, 2010, the Company operated in two business segments - landfill segment and plastic bottles sorting and recycling segment.  The Company operated in one business segment for the three and nine months ended September 30, 2009.

Landfill development costs

Advance to suppliers is included in Landfill Development Costs and represents payments made and recorded in advance for the purchase of machinery, equipment, materials, supplies and vehicles related to the Company’s construction in progress. The Company expects to utilize the advances during the next two years.  Advances to suppliers have been classified under investing activities are disclosed as non-cash investing activity when transferred to property and equipment.

Revenue recognition

The Company recognizes revenue in accordance with ASC 360, which states that revenue, should not be recognized until it is realized or realizable and earned.  In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

For revenue associated with waste disposed at the landfill, the Company has determined the appropriate revenue recognition policy to be the greater of the minimum rate or the actual tonnage disposed of during the period, whichever is greater.  The Company will also disclose separately the actual tonnage disposed each period in order to match the cost of revenues with the actual disposal activities.

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As part of the Franchise Agreement with the Harbin landfill, the Company has the right to charge minimum fees per day and during the periods of suspension by the Harbin County Government.  The Company only collected the minimum fees.  The minimum fee revenue is disclosed separately as these fees result in a different cost of revenue model. The minimum fees were negotiated to reimburse the administrative costs of the business or to approximate a break-even.
The Company records revenue associated with separating the waste and reselling bottles based on the actual rate, plus the costs of labor, the Company will receive per the amount delivered to the bottling customer.  The amount of waste separated will reduce the actual tons utilized in the landfill each period.

The Company’s revenue is derived primarily from its solid waste disposal operations and bottle recycling operations. For the solid waste disposal operations, the Company recognizes revenue upon the arrival of the solid waste at the landfill.  For the bottle recycling operations, the Company engaged two external agents to process and resell to industry the polyethylene terephthalate (“PET”) bottles and the granules from the plastic bottles and bottle caps that the Company removes from the landfill. The Company recognizes sales upon shipment of the PET bottles and granules to industry.

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

The Company, as a result of restating its prior year financial statements, has recorded deferred tax assets, relating to the timing of expensing landfill development costs using a units of measure method verses a straight line method.  However, the Company has deferred tax assets that relate to its net operating loss in the U. S., which is not covered by the tax holiday.

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, other receivables, accounts payable, accrued expenses, taxes payable and notes payable approximate fair value due to the short-term nature of these items. the Company uses tht Level 3 method to measure fair value of its bank loan. The carrying amount of bank loan approximates the fair value based on the Company's expected borrowing rate for debt with similar remaining maturities and comparable risk in market. The Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with ASC 820.

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

Stock-based compensation

Stock-based compensation is in accordance with ASC 718 and is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). For the three months ended September 30, 2010 and 2009, $74,951 and $95,688 stock based compensation expense was recorded in selling, general and administrative expenses. For the nine months ended September 30, 2010 and 2009, $260,715 and $287,063 stock-based compensation expense was recorded in selling, general and administrative expenses.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income	$1,919,027	$204,884	$5,004,970	$545,089
Shares (denominator):
Weighted average common shares outstanding - basic	11,319,984	11,534,954	12198,106	12,431,549
Earnings per share - basic	$.17	$0.02	$0.41	$0.04
Plus: effect of diluted securities - unvested compensation
Shares	3,650,202	3,435,232	2,772,080	2,568,637
Weighted average common shares outstanding - diluted	14,970,186	14,970,186	14,970,186	14,970,186
Earnings per share - diluted	$0.13	$0.01	$0.33	$0.04

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4.  LANDFILL DEVELOPMENT COSTS AND PROPERTY AND EQUIPMENT

	September 30, 2010	December 31, 2009

Property and Equipment	$171,957	$168,535
Less: accumulated depreciation	57,439	44,360
Total property and equipment, net	$114,518	$124,175

Landfill development costs
Machinery and equipment	$1,178,218	$1,097,761
Landfill	2,067,974	2,129,168
Wastewater treatment station	175,852	-
Construction in progress	3,668,950	3,645,860
Advances to suppliers	4,159,714	3,783,981
Subtotal	11,250,708	10,656,770
Less: accumulated depreciation	(3,395,156)	(2,423,871)
Total Landfill development costs, net	$7,855,552	$8,232,899

Depreciation expense for property and equipment for the three months ended September 30, 2010 and 2009 was $ 4,642 and $4,104, respectively.  Depreciation expense for property and equipment for the nine months ended September 30, 2010 and 2009 was $ 13,079 and $12,686, respectively.

Amortization expense for the landfill development costs for the three months ended September 30, 2010 and 2009 was $351,047 and $0, respectively.  Amortization expense for the nine months ended September 30, 2010 and 2009 was $943,778 and $0, respectively.

“Landfills” represents the capitalized expenses attributable to the construction of the portion of the Harbin landfill that is currently functional.  Landfill costs are amortized using a units of measure method over the contract term, commencing when the landfill was first put into use.  The Company has no obligations relating to capping, closure or other post-closure obligations; accordingly no reserve for post-closure activities has been established.

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4.   LANDFILL DEVELOPMENT COSTS AND PROPERTY AND EQUIPMENT (Continued)

Construction in progress represents direct costs of construction or acquisition and design fees incurred for the Company’s new operating site and equipment.  Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. Commencing at that time, the capitalized expenses will be amortized over the life of the Build-Operate-Transfer (“BOT”) agreement. Interest expense in the amount of $32,324 was capitalized for the three months ended September 30, 2010 and $110,383 for the nine months ended September 30, 2010.  Interest was not capitalized during the nine months ended September 30, 2009 due the suspension of operations.

The Harbin landfill is scheduled to have a capacity of 7.8 million tons, when completed, of which 3.27 million tons will be deposited in an underground sector developed by the Company.  As of September 30, 2010, the capacity of the Harbin landfill was 1.6 million tons, of which 1,419,389 tons of capacity had been utilized.  As of December 31, 2009, the capacity of the Harbin landfill was 1.6 million tons, of which 880,000 tons of capacity had been utilized.   The following table sets forth management’s estimate of the costs and timing to complete the remaining underground portion of the Landfill:

Project	Additional Capacity (Tons)	Estimated Additional Cost to Complete	Estimated Date of Completion
Phase II	670,000	$3.66 million	October 2011
Phase III	1,000,000	$4.48 million	October 2014

When the underground portion of the Landfill is complete, with 3.27 million tons capacity, the Company will be able to utilize an above ground capacity for 4.53 million tons of waste, for a total Landfill capacity of 7.8 million tons.  The Company has amortized the estimated total cost of the landfill over the estimated total capacity of the landfill. (See Note 2)

NOTE 5.   INVENTORY

Inventory consists of the following:

	September 30, 2010	December 31, 2009
Raw material	$51,233	$36,837
Low-value consumables	5,429	5,813

Total	$56,662	$42,650

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. OTHER RECEIVABLES

As of December 31, 2009, other receivables primarily represent a third-party loan with interest at 5.31% to Harbin Jiayi Import and Export Co., Ltd. (“Jiayi”) from the Company. The loan was unsecured and was repaid in March 2010.

NOTE 7. RELATED PARTY TRANSACTIONS

Loans to related parties consists the following:

	September 30, 2010	December 31, 2009

Shibin Jiang	$-	$4,744
Yan Feng	-	38,084

Total loans to related parties	$-	$42,828

Ms. Yan Feng is the CEO of the Company and Mr. Shibin Jiang is the COO of the Company. Both Ms. Feng and Mr. Jiang are also shareholders of the Company.

NOTE 8. MAJOR CUSTOMERS

On September 1, 2003, the Company signed an exclusive 17-year agreement with Harbin Municipal Urban Administrative Bureau (“HMUAB”) to dispose of approximately one-third of the city’s solid waste disposal. The contract will expire on August 30, 2020. The revenue from HMUAB accounted for 100% of the gross revenue for the years ended December 31, 2009.

In January 2010, the Company signed a PET bottle processing agreement and a consignment sales agreement with Harbin Dongxin Group (“Dongxin”). In accordance with the agreements, Dongxin shall be responsible for processing, packaging and selling the PET bottles sorted from the landfill or purchased by the Company. The Company shall pay a processing fee to Dongxin in return. Dongxin sells the processed PET bottles at an agreed price.  The Company fixes a minimum resale price, which Harbin Dongxin Group must collect and remit to the Company upon sale of the recycled PET.  Harbin Dongxin Group is entitled to retain any revenue it obtains from the resale in excess of the fixed minimum price.

In March 2010, the Company signed a plastic bottle cap processing and consignment sales agreements with Harbin Bin County Welfare Plastic Products Co., Ltd (“HBC”). In accordance with the agreements, HBC will be responsible for processing the plastic bottle caps sorted from the landfill. The Company will pay a processing fee to HBC in return. The processed plastic granules will be sold by HBC at an agreed price.  The Company fixes a minimum resale price, which HBC must collect and remit to us upon sale of the granules.  HBC is entitled to retain any revenue it obtains from the resale in excess of the fixed minimum price.

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. MAJOR CUSTOMERS (Continued)

The following table presents sales from major customers with individual sales over 10% of total net revenue for the three and nine months ended September 30, 2010 and 2009:

	Ended September 30, 2010				Ended September 30, 2009
	Nine Months		Three Months		Nine Months		Three Months
	Sales	% of Total Sales	Sales	% of Total Sales	Sales	% of Total Sales	Sales (1)	% of Total Sales
HMUAB	$3,530,736	31%	$1,221,208	26%	$1,342,554	100%	$452,533	100%
Consignment sales through Dongxin	6,834,700	59%	3,024,663	65%	-	0%	-	0%
Consignment sales through HBC	1,125,264	10%	413,323	9%	-	0%	-	0%
Total	$11,490,700	100%	$4,659,194	100%	$1,342,554	100%	$452,533	100%
(1) Represents landfill minimum fee.

Accounts receivable related to HMUAB, Dongxin and HBC are as follows:

	September 30, 2010		December 31, 2009
	Accounts Receivables	% of Accounts Receivables	Accounts Receivables	% of Accounts Receivables
HMUAB	$3,034,593	50%	$4,253,203	100%
Dongxin	2,728,718	45%	-	0%
HBC	356,080	6%	-	0%
Total	$6,119,391	100%	$4,253,203	100%

NOTE 9. SEGMENT INFORMATION

The Company identified two operating segments for the three and nine months ended September 30, 2010: landfill operation and plastic bottle sorting and recycling. The landfill operating segment provides non-hazardous municipal solid waste processing and disposal services. The plastic  bottle recycling segment sorts the waste plastic bottles from the landfill the Company is operating, outsources the processing function to Dongxin and HBC and sells the processed PET bottles and plastic granules on consignment basis through Dongxin and HBC.  In addition, the Company has recorded as a separate element of revenues the Landfill Minimum Fees, which are the payments made to the Company for landfill services  when the minimum daily delivery was not met.

All of the Company’s revenue are from customers in the PRC.

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

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. SEGMENT INFORMATION (Continued)

The segment information for the reportable segments for the three and nine months ended September 30, 2010 and 2009 and the reconciliation of reportable segment net sales and net income to the consolidated total are as follows:

For the Three Months Ended September 30,
	Landfill	PET	Landfill	Consolidated
	Disposal Fees	Bottle Fees	Minimum Fees	Total

2010

Revenue	$1,221,208	$3,437,986	$-	$4,659,194

Cost of revenue	393,719	1,908,896	-	2,302,615

Gross profit	827,489	1,529,090	-	2,356,579

Income from operations				2,201,999

Income before income taxes				2,203,352

Provision for income taxes				284,325

Net income				$1,919,027

2009 (Restated)

Revenue	$-	$-	$452,533	$452,533

Cost of revenue	-	-	-	-

Gross profit	-	-	452,533	452,533

Income from operations				307,534

Income before income taxes				256,435

Provision for income taxes				51,551

Net income				$204,884

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. SEGMENT INFORMATION (Continued)

For the Nine Months Ended September 30,
	Landfill	PET	Landfill	Consolidated
	Disposal Fees	Bottle Fees	Minimum Fees	Total

2010

Revenue	$3,530,736	$7,959,964	$-	$11,490,700

Cost of revenue	1,133,679	4,173,824	-	5,307,503

Gross profit	2,397,057	3,786,140	-	6,183,197

Income from operations				5,733,692

Income before income taxes				5,758,480

Provision for income taxes				753,510

Net income				$5,004,970

2009 (Restated)

Revenue	$-	$1,342,554	$-	$1,342,554

Cost of revenue	-	-	-	-

Gross profit	-	1,342,554	-	1,342,554

Income from operations				844,328

Income before income taxes				690,219

Provision for income taxes				145,130

Net income				$545,089

NOTE 10. BANK LOAN PAYABLE

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

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. BANK LOAN PAYABLE (continued)

The Company recommenced the landfill operation in October 2009 and obtained an extension for the above loan on November 13, 2009. The extended loan has a fixed interest rate at 6.534% per annum and matures on December 25, 2011. In accordance with the loan extension agreement, the Company will be required to make the regular quarterly repayments as previously agreed. For the nine months ended September 30, 2010, the Company repaid $896,700 to the lender. Interest expense incurred for the three and nine months ended September 30, 2010 amounted to $32,324 and $110,383, and was capitalized a construction in progress.  Interest expense incurred for the three and nine months ended September 30, 2009 amounted to $51,571 and $162,736 and was expensed during the suspension of operations from July 1, 2007 through September 30, 2009.

As of September 30, 2010 and December 31, 2009, the loan payable consists of the following:

	September 30, 2010	December 31, 2009
Loan payable	$1,329,064	$2,054,008
Less: current portion	1,027,004	966,592

Loan payable - non-current portion	$302,060	$1,087,416

Maturities of the long-term payable:

Twelve months ending
September 30
2011	$1,027,004
2012	302,060
	$1,329,064

NOTE 11.  INCOME TAXES

PRC Tax

Two of the Company’s operating subsidiaries, Harbin Yifeng and Yifeng Zhiye, are both registered and operate in Harbin, China. They are governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are subject to tax at a statutory rate of 25%.

Upon the acquisition of Harbin Yifeng by AEEC, Harbin Yifeng applied to be treated as a Wholly Foreign Owned Enterprise (“WFOE”). In accordance with the relevant income tax laws, the profits of WFOEs are fully exempted from income tax for two years, from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% income tax reduction for the immediate next three calendar years (“tax holiday”).

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

The estimated tax savings as a result of tax holidays for the nine months ended September 30, 2010 and 2009 amounted to $848,587, and $123,622, respectively. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share for the nine months ended September 30, 2010 and 2009 from $041 to $0.34 and from $0.04 to $0.03, respectively.

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

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11.  INCOME TAXES (Continued)

United States Tax

EESC is subject to United States of America tax law. No provision for income taxes in the United States or elsewhere has been made, as EESC had no taxable income subject to U.S. taxes for the nine months ended September 30, 2010 and 2009.

The Company was incorporated in the United States.  It incurred net operating losses for U.S. income tax purposes for the three and nine months ended September 30, 2010 and 2009. The net operating loss carry forwards, including amortization of share-based compensation, for United States income tax purposes amounted to $1,112,982 and $852,267 as of September 30, 2010 and December 31,2009, respectively, which may be available to reduce future periods' taxable income. These carry forwards will expire, if not utilized, beginning in 2028 through 2029. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at September 30, 2010 for the temporary difference related to the loss carry-forwards. Management reviews this valuation allowance periodically and makes adjustments as warranted.

Deferred tax assets and the related valuation allowances were as follows:

	September 30, 2010	December 31, 2009
Current
USA	$385,464	$289,771
China	85,863	(10,631)

Deferred
Allowance for doubtful accounts	--	--
Valuation allowance	(385,464)	(289,771)
Net Deferred Asset/Liability	$85,863	$(10,631)

Income tax returns for the years prior to 2007 are no longer subject to examination by tax authorities.

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

 The Company granted a total of 2,950,000 shares of its common stock to consultants and seven employees om April 28, 2008 under the Plan with a weighted average grant price of $0.45 and average vesting period of 10 years.
On June 9, 2010, the Company entered into Independent Directors Contracts with two new directors. The Company agreed to pay these directors a total cash fee of $54,000 per annum and to issue to them common stock valued at $60,000 on June 9, 2011, if they remain on the Board on that date.

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12.   STOCK-BASED COMPENSATION (Continued)

A summary of the status of the Company’s non-vested shares as of September 30, 2010, and changes during the six months ended September 30, 2010, is presented below:

Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value

Non-vested at December 31, 2009	3,144,999	$1,510,138
Granted	-	-
Vested	634,538	271,118
Forfeited	-	-
Non-vested at September 30, 2010	2.510.416	$1,239,020

A summary of the status of the Company’s deferred stock compensation under the Plan as of September 30, 2010, and changes for the three months ended September 30, 2010, is presented below:

Deferred stock compensation as of December 31, 2009	$1,498,319
Compensation expenses debited to statement of operations
with a credit to additional paid-in capital	(260,715)
Deferred stock compensation as of September 30, 2010	$1,237,604

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13. SIGNIFICANT EVENTS

On June 13, 2007, the Company filed a Form 8-K with the SEC, announcing that in accordance with the PRC National Environment Protection Bureau’s request in relation to landfills and adjustments to their peripheral inhabitants’ well-being, the Harbin municipal government city administrative bureau was carrying out certain adjustments to the original landfill plans of the Company's subsidiary, Harbin Yifeng Eco-environment Co. Ltd. (“Harbin Yifeng”). Such adjustments resulted in the relocation of some peripheral inhabitants of the landfill and its waste water disposal plant. The costs of such adjustments have been absorbed by the Harbin municipal government city administrative bureau. These measures disrupted Harbin Yifeng’s normal operations. After careful consideration, the Company's Board of Directors decided to temporarily suspend Harbin Yifeng’s operations while the measures were being carried out. However, Harbin Yifeng was still entitled to collect the minimum fixed fees for the Suspension Period as per the “Special Permission Operation Rights Contract”, which Harbin Yifeng had signed with the Harbin municipal government city administrative bureau on September 1, 2003. The bureau was required to compensate and pay Harbin Yifeng a sum equivalent to the fee for disposing 800 tons of waste per day during the Suspension Period.

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

On January 20, 2010, the Company signed a supplementary agreement with HMUAB. According to the supplementary agreement, from January 1, 2010, the waste disposal subsidy was raised from 42 RMB per ton as set in the original franchise contract to 60 RMB per ton.

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

Results of Operations

The growth of our business was delayed in June 2007, when the Harbin Municipal Urban Administrative Bureau (“HMUAB”), which was our only customer at that time, was mandated by the PRC National Environment Protection Bureau to carry out certain modifications to the development of its landfill for the protection of local residents.  The modifications involved the relocation of certain neighboring residents, as well as the relocation of our wastewater disposal plant.  The cost of the modifications was borne entirely by the HMUAB.  Nevertheless, while these modifications were ongoing, we suspended our operations at the Landfill, which were our only source of revenue.  The suspension was lifted in November 2009, and we have now returned to full operations.  Our condensed consolidated financial statements for the nine months ended September 30,2009, reflect the results of suspended operations.

In the first quarter of 2010, our business prospects brightened considerably.  The most significant events that occurred in that quarter were:

•	In January 2010 we executed an agreement with the HMUAB that increased the fee payable to us for waste disposal from 42 RMB ($6.28) per ton to 60 RMB ($8.97) per ton, based on current exchange rates.
•	In February 2010 the HMUAB increased the limits on our operations from 1,200 tons of waste per day to 1,500 tons per day.
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

The sale of recovered PET bottles and bottle caps produced 69% of our revenue ($7,959,964) in the first nine months of 2010.  With the $3,530,736 contributed by HMUAB reimbursements for our landfill operations, we increased revenue from $1,342,554 in the first nine months of 2009 to $11,490,700 in the first nine months of 2010, during which we accrued only the minimum fee guaranteed by HMUAB in our agreement.  In the third quarter, revenue increased from $452,533 to $4,659,194.  For the future we expect growth to continue.  Having now returned to operations, we will endeavor to expand our waste processing operations by (a) pursuing strategic acquisitions, (b) developing additional landfills, and (c) implementing additional recycling technologies that will provide additional revenue sources, such as the sale of methane to the electric power industry.  Given China’s continuing growth, we believe  there will be numerous market opportunities.

Although our revenue in the first nine months of 2009 was achieved without any production on our part, we incurred $185,630 expenses.  These costs were attributable to the fact that we retained our core employees on salary during the suspension period.  These costs have classified as Administrative expenses.  Management determined that eliminating the Company’s employee base during the landfill suspension would make it very difficult to return the landfill to full operations when the suspension ended.  This decision proved advantageous as in 2010, as we were able to return promptly to full-scale operation without significant start-up costs or inefficiencies.  During the nine months ended September 30, 2010 the expenses attributable to our landfill operations increased to $5.3 million, compared to no landfill operating costs in 2009, except the payroll costs for retaining our labor force.

The relative efficiency of our operations and the decision to retain our employees on salary during the suspension of operations were demonstrated by the modest ((7%) increase in selling, general and administrative expenses that we experienced in the first nine months of 2010.  In both periods, the majority of our selling, general and administrative expense was attributable to the expensing of stock compensation that we awarded to employees and consultants in 2008 as incentives for future services:  $260,715 in the first nine months of 2010.  Total SG&A for nine months ended September 30, 2010 was $449,505, verses $498,226 for the same period last year.  SG&A for the nine months ended September 30, 2009, $498,226, includes $79,185 of operating costs, primarily labor, that was reclassified as Administrative expense during the suspension period.  The $1,237,604 in deferred stock compensation expense remaining at September 30, 2010 will be amortized as expenses over the expected terms of service of the employees and consultants who received the shares.

The Company’s revenue less expenses resulted in a pre-tax income of $5,758,480 for the nine months ended September 30, 2010, compared to pre-tax income of $690,219 during nine months ended September 30, 2009, when operations were suspended.  As a result of Chinese tax laws that reward foreign investment in China, Yifeng was entitled to exemption from income taxes during 2007 and 2008, followed by a 50% abatement of taxes from 2009 to 2011.  In the first nine months of 2010, after accruing $848,587 for income taxes, our net income was $5,004,970, representing $0.41 (diluted $0.33) per share, compared to net income of $545,089 for the first nine months of 2009.  Net income for the third quarter of 2010 was $1,919,027, compared to $204,884 in the third quarter of 2009.

During the three and nine months ended September 30, 2009, no disposal took place at the landfill during a suspension of operations order by HMUAB.  During the three months and nine months ended September 30, 2010, 136,398 and 396,754 actual tonnage was disposed after the suspension was lifted.  During this same period in 2010, 1404 and 3,785 tons of plastic, respectively, was recycled from the landfill through the Company’s distributors Harbin Dongxin Group and Harbin Bin County Welfare Plastic Products Co., Ltd.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is included in the retained earnings on our balance sheet; the translation adjustments are included in a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the first nine months of 2010, the effect of converting our financial results from RMB to U.S. Dollars was to increase our accumulated other comprehensive income by $188,908.  During the first nine months of 2009, the effect of converting our financial results from RMB to U.S. Dollars was to reduce our accumulated other comprehensive income by $(21,671).

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

The table below sets forth our debt service obligations as of September 30, 2010.

		Less than
Contractual Obligations	Total	Year 1	Year 2	Year 3	More Than 3 Years

Long-Term Debt Obligations	$1,329,064	$966,592	$362,472	--	--

TOTAL	$1,329,064	$966,592	$362,472	--	--

Our working capital at September 30, 2010 totaled $8,932,720, an increase of $4,970,379 from our working capital at December 31, 2009.  The increase was mainly attributable to our net income.

The largest component of our working capital at September 30, 2010 consisted of $3,034,593 owed to us by HMUAB.  The receivable had grown over $4.0 million during the suspension of operations.  Although under the BOT agreement, payments were due thirty days after each month, during the suspension of Landfill operations between June 2007 and October 2009, HMUAB made few payments.  During 2009, HMUAB made no payments at all during the first ten months.  However, since the Landfill re-opened in November 2009, HMUAB has begun to pay both current accounts and portions of the past due account.  In February 2010 HMUAB also sent us a written acknowledgement of the $4,253,203 that it owed us at December 31, 2009, with a schedule of payments that will satisfy the receivable during 2010:  4 million RMB in the first quarter of 2010, 5 million RMB in the second quarter, 8 million RMB in the third quarter, and the balance of 12.037 million RMB in the fourth quarter.  To date HMUAB has met that schedule of payments.  Accordingly, we do not consider the receivable to be at risk, and have made no provision for doubtful accounts.

After our investment in the Landfill development costs and accounts receivable, our largest asset category at September 30, 2010 was “advances to suppliers,” totaling $4,159,714, an increase of $375,733 (10%) since December 31, 2009.  These amounts primarily represent payments to contractors for work on the Landfill.  The asset will be reclassified to “property and equipment” when the related construction projects are completed.

Our operations during the nine months ended September 30, 2010 provided $4,506,202 in net cash.  Net cash from operations was less than net income for the period primarily due to a increases in accounts receivable during the quarter.  Accounts receivable increased primarily as a result of the initiation of sales of PET, which resulted in sales in the third quarter for which we will collect in the fourth quarter.  During the first nine months of fiscal year 2009, by comparison, our operations used $308,115 in cash, as our landfill operations were suspended during that period and HMUAB was accruing but not paying the minimum contractual fee.

During the first nine months of 2009, when our operations were suspended, we utilized our cash reserves by making loans to third parties, to achieve better interest rates than were offered by local banks.  We made a loan of $526,511 during that period to Harbin Jiayi Import and Export Co., Ltd., which agreed to pay us 5.31% annual interest.  During the same period we collected a loan of $234,518 that we had previously made to Harbin Binjiang Freight Co., Ltd., which was owned by our then President.  Our investing activities during the first nine months of 2009, therefore, used $247,313 in cash.  During the first quarter of 2010, we collected the remaining balance of the loan made a year earlier to Harbin Jiayi Import and Export Co.  Our investing activities for the nine months ended September 30, 2010 provided $367,121 in cash.

The cash provided by investing activities in the nine months ended September 30, 2010 was more than offset by $724,944 that we used during nine months ended September 30, 2010 to satisfy our bank loan obligations.  In the first nine months of 2009, the bank had reduced our payment obligations due to the suspension of landfill operations, and we paid only $72,494 on account of our bank loan.  Now that the landfill is operating again, we will incur quarterly payment obligations to the bank of $241,648 plus interest.

Our operating subsidiary, Yifeng, has sufficient liquidity to fund its near-term operations and to fund the working capital demands of a modest expansion of its operations.  In order to complete Phase II and Phase III of the Landfill project within the next six years, it will be necessary for us to obtain additional debt or equity financing.  In addition, if we are to achieve critical mass in our industry by developing new landfills, we will require substantial infusions of capital.  We do not know at this time whether we will be able to secure such financing, or on what terms it might be available.

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

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the controls and procedures were not effective.  The weaknesses in the Company’s controls and procedures consisted of a lack of expertise in identifying and addressing complex accounting issued under U.S. Generally Accepted Accounting Principles among the personnel in the Company’s accounting department, which has resulted in certain errors in accounting identified in Note 2 to the Consolidated Financial Statements.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
(a)          Unregistered Sale of Equity Securities

None.

(c)           Repurchase of Equity Securities

The Company did not repurchase any shares of its common stock during the 3rd quarter of 2010.

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

EASTERN ENVIRONMENT SOLUTIONS, CORP.

Date: November 22, 2010	By: /s/ Feng Yan
Feng Yan, Chief Executive Officer