Form 10-K/A
period 2009-12-31
Eastern Environment Solutions Corp.
filed 2011-01-19
CIK 1119721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  √     No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes  ___    No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer     Accelerated filer     Non-accelerated filer     Smaller reporting company    X

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

Documents incorporated by reference: NONE

EXPLANATORY NOTE

This Form 10-K/A (“Amendment No.1”) is being filed by Eastern Environmental Solutions Corp. (the “Company”) to amend the Company’s Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on March 18, 2010 (“Initial 10-K”).  This Amendment No.1 is filed to (i) amend the Company’s consolidated financial statements, (ii) amend the disclosures in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations and (iii) amend disclosures in “Management’s Annual Report on Internal Controls over Financial Reporting” section under Item 9A.  These changes were made as a result of a review by the Company of its policies regarding recognition of revenue and expenses associated with waste disposal operations at the landfill it operates in Harbin, China.  The Company’s revised  accounting policies and the changes to its historical financial statements that have resulted from implementation of the revised policies are set forth in Note 2 to the Consolidated Financial Statements.

Additionally, the text of the Initial 10-K had been modified to: (a) clarify in Item 1, “Business” the terms of the B-O-T Agreement between the Company and HMUAB, (b) modify the definitions in Item 1, “Business” of the “Phases” of construction of the Harbin landfill project, and (c) add disclosure in Item 7, “Management’s Discussion” regarding the Company’s receivable from HMUAB.  Finally, Item 4, which was omitted from the Initial 10-K, has been re-inserted as a reserved item, and all subsequent Items have been renumbered: and (d) update the disclosure in item 13: Certain Relationships and Related Transactions.

No changes, other than those that followed logically from the changes described above, have been made to the Initial 10-K.  None of the other information included in the Initial 10-K has been updated.  For current information regarding Eastern Environment Solutions, Corp., you should refer to the more recent filings made on EDGAR by the Company.

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

The PRC Ministry of Construction has promulgated a Municipal Public Sector BOT Administrative Measure (the “Measure”). Under the Measure, public sector services such as water, gas and heat supply, public transportation, and waste processing can be conducted by the BOT model through open bid. HMUAB and Yifeng entered into a 17-year BOT Contract on September 1, 2003 as a result of Yifeng winning in a public bid to build and operate the Landfill in Harbin. The BOT Contract provides for the construction and operation of the Harbin Xiangyang MSW Landfill (the “Landfill”).  The agreement has a term of 18 years and three months, including a 15 month construction period and a 17 year operation period.  HMUAB agreed to provide 55 hectares of land for the project, free of charge, and to provide the infrastructure necessary for the construction of the Landfill.  Yifeng agreed to fund the construction of the Landfill to a disposal capacity of 1,200 tons per day, which is expected to entail a commitment of 120 million RMB (@$17.5 million).  Yifeng’s obligation is secured by a bank letter of credit equal to 30% of its financial commitment.  During the term of the agreement, Yifeng will manage the Landfill, and HMUAB will pay Yifeng a monthly fee equal to 42 RMB (@$6.15) per ton of waste accepted by the Landfill.  Yifeng has the right to seek price adjustments based on documented expenses.  There is no formal mechanism, however, for resolution of cost variations; so our success in achieving any price adjustment will depend on informal negotiations.  HMUAB guarantees a minimum of 800 tons of waste per day will be delivered to the Landfill.  Upon termination of the agreement, Yifeng will have no further obligations, but all of the assets related to the Landfill operation will become property of HMUAB free of liens.

The purpose of the project is to landfill the MSW in a way that it has little or no impact on surrounding land and residents. Prior to the project, only approximately 5.7% of the total MSW was disposed of in a safe manner in Harbin. It is anticipated that this project can result in the safe disposal of an additional 34.3% of MSW.

The development of the Landfill is being carried out in phases, although the Landfill was ready to accept waste upon completion of Phase 1.  There are four phases of the project, three involving development of the below-ground landfill and a fourth involving construction of the above ground landfill.  The four phases will together require a total investment of approximately RMB 160,000,000 (approximately $21,505,000), of which Yifeng is required to provide approximately RMB 120,000,000 (approximately $16,129,000). Yifeng has already contributed RMB 70,000,000 (approximately $9,409,000) and HMUAB has contributed RMB 40,000,000 (approximately $5,376,000). Phase I of the project was completed and put into operation in November 2004.  It included waste landfill areas, a waste water adjusting pool and a processing station, laboratory and other affiliated construction such as office buildings, roads, etc. YIfeng has been accepting waste into the Landfill and thus generating revenues since November 2004, therefore, except during the period of suspended operations described below.  Yifeng plans to continue to construct waste landfill areas in Phase II and Phase III which are expected to be completed in 2011 and 2013, respectively.

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

With the use of a bulldozer, the waste is pushed up to a height of 50-60 cm. In order to protect the Heavy Duty Polypropylene (“HDPE”) Liner from tearing, the initial layer of waste will only be compacted when it reaches 3-meters thick. It will then be compacted into a 50-60 cm layer, with a waste density of more than 0.8 ton/m3. When the waste accumulates to a height of 2.5 meters, it will be covered with clay to prevent mosquitoes and flies from proliferating, and to prevent odor and light-weight waste from accidentally flying out of the Landfill. The Landfill is also sprayed periodically and sanitized to protect the surrounding environment and control mosquitoes.

Yifeng owns the following equipment, which is utilized in the operation of the Landfill:

No.	Description	Quantity	Total Approximate Purchase Price (US$)
1	Bulldozer	2	$ 135,000
2	Compaction machine	2	390,000
3	Red rock truck transportation vehicle	2	61,000
4	Hitachi excavator	1	165,000
5	Spray vehicle	1	21,000
6	Car loader	1	33,000
7	Card Ma Si transport vehicle	2	53,000
	Total		$ 858,000

In summary, the following are the principal technologies used by Yifeng at the Landfill:

	Mechanical ventilated aerobic and anaerobic landfill techniques

	Leachate collection

	Synthetic HDPE horizontal anti-sinking technique

	Landfill gas and methane collection

	Municipal solid waste compacting technique

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

ITEM 1B.            UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.               DESCRIPTION OF PROPERTY

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government allocates to landholders a temporary “land use right.” Yifeng has been allocated the land use rights for the Landfill. Set forth below is the detailed information regarding the land:

Allocation Authority	Location	Area (Square Meters)	Construction on the Land	Audited Value	Term of Use Right
Harbin Municipal Urban Administrative Bureau	Northern Part to Jin Jia Town, Xiangyang County, City of Harbin	550,000	Office and Staff Buildings (6,000 Sq. M.)	RMB 14,270,928 (approximately US$1,918,000)	17 years from September 1, 2003

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

Yifeng’s subsidiary, Zhiye, leases its office space (200 square meters) for an annual rent of RMB 260,000 (approximately US $35,000) from Harbin Yifeng Group Joint Stock Co., Ltd., a company of which Mr. Yun Wang owns 22.78%.  Yun Wang is the spouse of Feng Yan, our Chief Executive Officer.  The lease is on a year to year basis.   The rental charge is believed to be equal to the market rate for similar property in Harbin.

 ITEM 3.              LEGAL PROCEEDINGS

None.

ITEM 4.               RESERVED

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

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Restatement of Financial Statements

The Company has restated its consolidated financial statements for the years ended December 31, 2009 and 2008 to implement a revision to the Company’s policies regarding recognition of revenue and expenses associated with its landfill operations.    Previously the Company capitalized the costs of development of the landfill as portions of the project were placed into service, and amortized such capitalized costs over the anticipated life of the landfill operations.  The Company has now determined that because each phase of landfill construction builds upon the prior phases, a more appropriate recognition policy would amortize the entire anticipated cost of the landfill in proportion to the ratio of total tonnage dumped in the landfill to the anticipated total tonnage to be dumped in the landfill.   The effect of adopting this new policy on the consolidated financial statements of the Company for the years ended December 31, 2009 and 2008 and the interim quarters in those years is quantified in Note 2 to the Consolidated Financial Statements.  The discussion in this Item has been modified to reflect the results of the restatement.

Results of Operations

The growth of our business was delayed in June 2007, when the Harbin Municipal Urban Administrative Bureau (“HMUAB”), which is our only customer, was mandated by the PRC National Environment Protection Bureau to carry out certain modifications to the development of its landfill for the protection of local residents.  The modifications involve the relocation of some of the neighboring residents, as well as the relocation of our wastewater disposal plant.  The cost of the modifications was born entirely by the HMUAB.  Nevertheless, while the modifications are ongoing, we suspended our operations at the Landfill, which was our only source of revenue.  The suspension was lifted in November 2009, and we have now returned to full operations.  Our consolidated financial statements for 2009, except for the last two months of the year, reflect the results of suspended operations.

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

Because most of our revenues in 2009 were achieved without any production on our part, we incurred only $182,960 in cost of revenues.  These costs were attributable to the period at the end of 2009 when that we operated the landfill.  In 2008, when we had no production, we incurred no cost of revenues, although we recorded the minimum fees due from HMUAB as revenue.

Through both 2008 and 2009 we retained our core employees on salary.  Management determined that eliminating the Company’s employee base during the landfill suspension would make it very difficult to revive that operation when the suspension ended.  The expenses incurred in connection with retaining our employees were $79,185 in 2009 and $82,808 in 2008.  These expenses were classified as selling, general and administrative expenses.

Our selling, general and administrative expenses increased by 7% from 2008 ($618,616) to 2009 ($661,721), primarily as a result of the increased amortization of stock compensation plans due to additional issuance of employee compensation stocks in April 2008.  In both years, a large portion of our selling, general and administrative expense was attributable to the expensing of stock compensation that we gave to employees and consultants in 2008 as incentives for services provided:  $382,750 in 2009 and $322,917 in 2008.  At December 31, 2009 there remained $1,498,319 in deferred stock compensation expense on our books, which will be amortized as expenses over the expected terms of service of the employees and consultants who received the shares.

The Company’s revenue less expenses produced a pre-tax income of $882,773 during 2009, compared to a pre-tax income of $882,499 during 2008.  However, as a result of Chinese tax laws that reward foreign investment in China, Yifeng was entitled to exemption from income taxes during 2007 and 2008, followed by a 50% abatement of taxes from 2009 to 2011.  Our net income for 2008, therefore, was identical to our pre-tax income, representing $0.08 (diluted $0.06) per share.  In 2009, after accruing $184,894 for income taxes, our net income fell to $697,878, representing $0.06 (diluted $0.05) per share.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During 2009, the effect of converting our financial results to Dollars was to reduce our accumulated other comprehensive income by $53,783.  During 2008, when the exchange rate was more volatile, the effect of converting our financial results to Dollars was to add $737,204 to our accumulated other comprehensive income.

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

Our working capital at December 31, 2009 totaled $3,962,341, an increase of $2,188,999 from our working capital at December 31, 2008.  Although our net income of $697,878 in 2009 added to our working capital, the primary reason for the increase was the reclassification of $1,087,416 of principal due to Industrial and Commercial Bank of China from current liabilities to long-term liabilities.

The largest component of the increase in our working capital consisted of $1,734,283 in additional accounts receivable, bringing the total receivable at December 31, 2009 to $4,253,203.  The increase results from the fact that we are dependent on one source of revenue – HMUAB.  Although under the BOT agreement, payments were due thirty days after each month, during the suspension of Landfill operations between June 2007 and October 2009, HMUAB made few payments.  During 2009, HMUAB made no payments during the first ten months.  However, when the Landfill re-opened in November 2009, HMUAB paid us approximately $144,000 and has subsequently paid both current accounts and portions of the past due account.  In February 2010 HMUAB sent us a written acknowledgement of the $4,253,203 that it owed us at December 31, 2009, with a schedule of payments that will satisfy the receivable during 2010:  4 million RMB in the first quarter of 2010, 5 million RMB in the second quarter, 8 million RMB in the third quarter, and the balance of 12.037 million RMB in the fourth quarter.  To date HMUAB has met that schedule of payments.  Accordingly, we do not consider the receivable to be at risk, and have made no provision for doubtful accounts.

Despite our $697,878 in net income, our operations used $271,798 in cash during 2009.  As a result, we reduced our cash assets by $684,435 to $428,052 during 2009.  Three factors primarily led to the reduction in our cash position during 2009:

	We made a one-year loan in the amount of $439,431 to Harbin Jiayi Import and Export Co., Ltd.

	Our accounts receivable increased by $1,734,283.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition presented in this section is based on the consolidated financial statements. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). During the preparation of the financial statements we are required to make estimates and judgments that affect the reported amount of assets, liabilities, revenues, expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to, bad debts, inventories, fixed assets, income taxes and other contingencies. We based our estimates on historical experience and various other assumptions that we believe are reasonable under the set of current conditions. Actual results may differ from these estimates under a different set of assumptions or set of conditions.

In response to the Securities and Exchange Commission’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure about Critical Accounting Policy,” we identified the most critical accounting principles upon which our financial status depends. We determined that those critical accounting principles are related to the use of estimates, allowance for accounts receivable, advances to suppliers, inventory valuation, revenue recognition, income tax, stock-based compensation, landfill costs and other long-lived assets. We present these accounting policies in the relevant sections in this management’s discussion and analysis. The consolidated financial statements of the Company are expressed in U.S. dollars.  All significant intercompany balances and transactions have been eliminated in consolidation. The Company has reclassified certain prior year amounts to conform to the current year presentation.

Accounts Receivables

The determination, described in Note 3 (“Accounts Receivable”) to the Consolidated Financial Statements that we would not reserve against the account receivable owed to us by HMUAB, which was past due as of December 31, 2009.  The determination was based on assurances from HMUAB that the account would be settled in full during 2010, as well as payments by HMUAB in the first two months of 2010.

Landfill Development and equipment

The determination that we would not reserve against the advances to suppliers that are included in Landfill Development Costs on our Balance Sheets as of December 31, 2009.  The determination was based on our confidence that, operations at the Landfill having resumed, it is probable that the advances will be utilized for purchase of construction materials during 2010.

Landfill development costs are stated at cost, net of accumulated amortization.  Amortization is computed on a units of measure basis.  In preparing the Consolidated Financial Statements, we determined that we would amortize construction costs, based on actual tonnage, in proportion to the full anticipated capacity of the landfill.  The determination was based on our assessment that it is probable that we will continue to utilize the Harbin landfill for the full term of the BOT agreement and that, in that period, the landfill is filled to capacity.  The Company determined that the units of measure method of accounting for landfill development costs more accurately reflect the cost of building the landfill with the revenue recognized with each ton of waste disposed of in the landfill over the life of the landfill.  The Company has determined this method of accounting more accurately reflects the characteristics of their agreement with HMUAB.

Income taxes

The Company accounts for income tax under the provisions of Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) No.740 "Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities.  We have determined that the valuation allowances that have been established against the net deferred tax assets are reasonable when it is more likely than not that some portion or all of the deferred tax asset will not be realized.  The Company was granted the status of a Wholly Foreign Owned Enterprise (“WFOE”) in the fourth quarter of 2006 upon the reverse merger with USIP with a choice of starting the tax holiday immediately or the next calendar year.   The Company elected for the tax holiday to commence in January 2007. Therefore our two-year tax exemption period was from January 1, 2007 to December 31, 2008 and a three-year income tax reduction period will be from January 1, 2009 to December 31, 2011.  The estimated tax savings as a result of our tax abatement in 2009 amounted to $174,270.  The estimated tax savings as a result of our tax holiday in 2008 amounted to $329,781.

Stock-based compensation

The Company records stock based compensation expense pursuant to the United States ASC Codification 718, which establishes the accounting for employee stock-based awards.  Under the provisions, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant).  Deferred stock compensation represents shares issued to employees that will be vested over a certain service period.   The Company believes that the 2007 and 2008 Employee Stock Option Plan have provided the Company with the ability to retain a skilled and experienced work force and management team by providing an incentive to our employees.

Revenue recognition

The Company recognizes revenue in accordance with ASC 360, which states that revenue should not be recognized until it is realized or realizable and earned.  In general, the Company records revenue when pervasive evidence exists of an arrangement, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  For revenue associated with waste disposal at the landfill, the Company has determined the appropriate revenue recognition policy to be the greater of the minimum rate or the actual tonnage disposed during the period, whichever is greater.  As part of the Franchise Agreement with the Harbin landfill, the Company has the right to charge minimum fees per day during the periods of suspension by the Harbin County Government.  The Company will disclose these fees separately as they result in a different cost of revenue model.   The Company has determined this method of accounting more accurately reflects the characteristics of their agreement with HMUAB.

Impact of Accounting Pronouncements

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

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Eastern Environment Solutions, Corp.

We have audited the accompanying consolidated balance sheet of Eastern Environment Solutions, Corp. as of December 31, 2009, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2009. Eastern Environment Solutions, Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

We also have audited the adjustments to the 2008 consolidated financial statements for the changes to the accounting for landfill development costs and the reclassification of certain property and equipment as described in Note 2.  In our opinion, such adjustments are appropriate and have been properly applied.  We were not engaged to audit, review or apply any procedures to the 2008 consolidated financial statements of the Company other than with respect to these adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2008 consolidated financial statements taken as a whole.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eastern Environment Solutions, Corp. as of December 31, 2009, and the results of its operations and its cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

Marlton, New Jersey

March 18, 2010, except for Notes 2, 4, 7, 8, 9, 10 and 11 as to which the date is January 19, 2011

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
406 Lippincott Drive
Suite J
Marlton, New Jersey 08053
(856) 346-2828 Fax (856) 396-0022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Eastern Environment Solutions, Corp.

We have audited, before the effects of the adjustments for the correction of the error described in Note 2, the accompanying consolidated balance sheet of Eastern Environment Solutions, Corp. as of December 31, 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2008 (the 2008 consolidated financial statements before the effect of the adjustments discussed in Note 2 are not presented herein). Eastern Environment Solutions, Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the 2008 consolidated financial statements, before the effects of the error described in Note 2, present fairly, in all material respects, the financial position of Eastern Environment Solutions, Corp. as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments for the correction of the error described in Note 2 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Friedman LLP.

/s/Bagell, Josephs, Levine & Company, L.L.C.
Marlton, New Jersey
February 25, 2009

EASTERN ENVIRONMENT SOLUTIONS, CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$428,052	$1,112,487
Accounts receivable	4,253,203	2,518,920
Inventories	42,650	81,203
Other receivables	440,208	183,996
Loans to related parties	42,828	243,662
Total Current Assets	5,206,941	4,140,268

Property and equipment, net of accumulated depreciation of $44,360 and $28,057, respectively	124,175	140,590

Landfill development costs, net of amortization of $2,423,871 and $2,282,321, respectively	8,232,899	8,291,222

Total Assets	$13,564,015	$12,572,080

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Bank loan payable - current portion	$966,592	$2,271,492
Accounts payable	810	887
Deferred tax liability	10,631	-
Taxes payable	174,375	108
Accrued expenses and other payables	92,192	94,439
Total Current Liabilities	1,244,600	2,366,926

Long-term liabilities:
Bank loan payable - net of current portion	1,087,416	-

Total Liabilities	2,332,016	2,366,926

Commitments and Contingencies	-	-

Stockholders' Equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 14,970,186 shares issued and outstanding as of December 31, 2009 and December 31, 2008	1,497	1,497
Additional paid-in capital	3,836,165	3,453,415
Accumulated other comprehensive income	1,717,131	1,770,914
Statutory reserves	567,721	497,933
Retained earnings - Unappropriated	5,109,485	4,481,395
Total Stockholders' Equity	11,231,999	10,205,154

Total Liabilities and Stockholders' Equity	$13,564,015	$12,572,080

The accompanying notes are an integral part of these consolidated financial statements

EASTERN ENVIRONMENT SOLUTIONS, CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

		For The Years Ended
		December 31,

		2009	2008
		(Restated)	(Restated)
Revenues
-	Landfill disposal fees	$538,748	$-
-	Landfill minimum fees	1,342,554	1,770,054
		1,881,302	1,770,054
Cost of Revenues
	Landfill disposal fees	182,960	-
	Landfill minimum fees	-	-
		182,960	-

Gross Profit		1,698,342	1,770,054

Selling, general and administrative expenses		661,721	618,616

	Income from operations	1,036,621	1,151,438

Other Income (expense)
Interest income		8,973	12,563
Interest expense		(162,766)	(281,502)
Other expense		(55)	-
	Total other income, net	(153,848)	(268,939)

Income from operations before income taxes		$882,773	$882,499

Provision for income taxes		184,895	-

Net income		697,878	882,499

Other comprehensive income (loss) -
Foreign currency translation income (loss)		(53,783)	737,204

Comprehensive Income		$644,095	$1,619,703

Basic & Diluted Income Per Share
Basic		$0.06	$0.08
Diluted		$0.05	$0.06

Weighted Average Number of Common Shares Outstanding
Basic		11,429,083	10,559,855
Diluted		14,970,186	13,994,913

The accompanying notes are an integral part of these consolidated financial statements

EASTERN ENVIRONMENT SOLUTIONS, CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

				Accumulated Other
	Common Stock		Additional	Comprehensive	Statutory	Retained
	Shares	Par Value	Paid in Capital	Income	Reserves	Earnings	Total
			Restated	Restated	Restated	Restated	Restated

Balance December 31, 2007 (as previously reported)	12,020,186	$1,202	$3,130,793	$1,157,547	$186,156	$5,294,257	$9,769,955

Cumulative effect adjustments				(123,838)	223,527	(1,607,111)	(1,507,422)

Stock issued for employee-based compensation	2,950,000	295	1,327,205				1,327,500

Unearned stock compensations			(1,004,583)				(1,004,583)

Statutory reserve adjustment					88,250	(88,250)	-

Comprehensive income
Net income for the year						882,499	882,499
Other comprehensive income, net of tax
Foreign currency translation adjustments				737,205			737,205

Balance December 31, 2008	14,970,186	$1,497	$3,453,415	$1,770,914	$497,933	$4,481,395	$10,205,154

Unearned stock compensations			382,750				382,750

Statutory reserve adjustment
					69,788	(69,788)
Comprehensive income
Net income for the year						697,878	697,878
Other comprehensive income, net of tax
Foreign currency translation adjustments				(53,783)			(53,783)

Balance December 31, 2009	14,970,186	$1,497	$3,836,165	$1,717,131	$567,721	$5,109,485	11,231,999

The accompanying notes are an integral part of these consolidated financial statements

EASTERN ENVIRONMENT SOLUTIONS, CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended
	December 31,
	2009	2008
	(Restated)	(Restated)
Cash Flows From Operating Activities:

Net income	$697,878	882,499
Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	160,736	16,038
Amortization of stock compensation	382,750	322,917

Changes in operating assets and liabilities:
Accounts receivable	(1,734,283)	(1,671,389)
Inventories	38,553	(73,877)
Other receivables	-	16,235
Accounts payable	(77)	(20,506)
Deferred tax liability	10,625	-
Taxes payable	174,266	(34)
Deferred tax assets	-	23,044
Accrued expenses and other payables	(2,246)	-

Net Cash used in operating activities	(271,798)	(505,073)

Cash Flows From Investing Activities:
Purchase of property and equipment	(1,298)	(494)
Additions to construction in process	(42,288)	(665,246)
Payment of capitalized interests for construction loan	(48,035)	-
Collections (payments) on loan to related parties	200,835	(210,693)
Payments on loans to unrelated party	(256,213)	(182,987)

Net cash used in investing activities	(146,999)	(1,059,420)

Cash Flows From Financing Activities
Repayment of Bank loan payable	(217,483)	(96,659)

Net cash used in financing activities	(217,483)	(96,659)

Effect of exchange rate changes on cash and cash equivalents	(48,155)	668,384

Decrease in cash and cash equivalents	(684,435)	(992,768)

Cash and Cash Equivalents - Beginning of year	1,112,487	2,105,255

Cash and Cash Equivalents - End of year	$428,052	$1,112,487

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the years:
Interest expense	$210,801	$213,066
Income taxes	$-	$-

Non-Cash Investing and Financing Activities:
Common stock issued for incentive employee compensation	$-	$1,327,500
Transfer construction in progress to machinery and equipment	$24,674	$-
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

EASTERN ENVIRONMENT SOLUTIONS, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. RESTATEMENT

The Company has restated the consolidated financial statements for the years ended December 31, 2009 and December 31, 2008 for the following reasons:

The Company has determined that revenue should be recognized using three different revenue models.

For revenue associated with waste disposed at the landfill, the Company has determined the appropriate revenue recognition policy to be the greater of the minimum rate or the actual tonnage disposed of during the year, whichever is greater.  The Company will also disclose separately the actual tonnage disposed each year in order to match the cost of revenues with the actual disposal activities.

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

Beginning in 2010, the Company will record revenue associated with separating the waste and reselling bottles based on the actual rate, plus the costs of labor, the Company will receive the amount delivered to the bottling customers.  The amount of waste separated will reduce the actual tons utilized in the landfill each year.

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

Phase 1 totals approximately 1.60 mil tons (below ground and 20.51% of total tonnage)
Phase 2 totals approximately 0.67 mil tons (below ground and 8.59% of total tonnage)
Phase 3 totals approximately 1.00 mil tons (below ground and 12.82% of total tonnage)
Phase 4 totals approximately 4.53 mil tons (above ground and 58.08% of total tonnage)

The total construction will cost approximately $17.235 million.  These costs are for the completion of the three underground phases with minimal costs expected for the 4th phase above ground.  Therefore, the Company has concluded that each underground phase is used to support the above ground landfill.  Each phase will build upon the prior phase, meaning the next phase cannot commence until the prior phase is constructed and filled with waste.

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

Balance sheet reclassification:

Currently, the Company has disclosed separately amounts pertaining to landfill costs, construction in progress and advances to suppliers.  As a result of further analysis, the Company has determined all of these assets relate to the landfill and therefore should not be stated separately.  The Company has reclassified these amounts into one caption for all filings.

Additionally, the Company reclassified certain cost of revenues as administrative expenses during the Landfill suspension period and expensed $571,674, of previously capitalized interest during the same period.

 As part of this reclassification, the Company will also comply with its impairment testing in accordance with impairment of long-lived assets as required by professional standards.

The impact of this restatement on the 2009 and 2008 consolidated financial statements as previously reported is summarized below:

	December 31, 2009
	As Previously	As
	Reported	Restated
Total Assets	$15,309,927	$13,564,015
Landfill Development Costs	-	8,232,899
Fixed Assets	6,319,005	124,175
Retained Earnings	7,019,463	5,109,485

	For the year ended
	December 31, 2009
	As Previously	As
	Reported	Restated
Revenues	$1,881,302	$1,881,302
Cost of revenues	347,142	182,960
Gross profit	1,534,160	1,698,342
SG&A	582,536	661,721
Operating Income	951,624	1,036,621
Interest expense	-	162,766
Income before taxes	960,541	882,773
Net Income	$786,271	$697,878
Comprehensive
income	$731,436	$644,095
Income per share
Basic	$0.08	$0.06
Diluted	$0.06	$0.05

	December 31, 2008
	As Previously	As
	Reported	Restated
Total Assets	$14,241,282	12,572,080
Landfill Development Costs	-	8,291,222
Fixed Assets	6,276,030	140,590
Retained Earnings	6,233,192	4,481,395

	For the year ended
	December 31, 2008
	As Previously	As
	Reported	Restated
Revenues	$1,770,054	$1,770,054
Cost of revenues	307,874	-
Gross profit	1,462,180	1,770,054
GSG&A	535,808	618,616
Operating Income	926,372	1,151,438
Interest expense	-	281,502
Income before taxes	938,935	882,499
Net Income	$938,935	$882,499
Comprehensive
income	$1,781,484	$1,619,703
Income per share
Basic	$0.09	$0.08
Diluted	$0.08	$0.06

The restated 2009 and 2008 and previously reported quarterly financial statements are summarized below:

	Quarter Ended 2009		Quarter Ended 2008
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
March 31,
Revenue	$442,345	$442,345	$426,907	$426,907
Gross profit	339,127	442,345	368,038	426,907
Net income	170,741	161,766	237,384	222,845
Comprehensive income	$142,704	$136,443	$728,859	$653,256
Net income per share
Basic	$0.01	$0.01	$0.02	$0.02
Diluted	$0.01	$0.01	$0.02	$0.02

	Quarter Ended 2009		Quarter Ended 2008
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
June 30,
Revenue	$447,670	$447,670	$439,462	$439,462
Gross profit	365,270	447,670	374,109	439,462
Net income	180,512	178,457	279,651	264,103
Comprehensive income	$181,307	$178,531	$567,823	$516,763
Net income per share
Basic	$0.01	$0.02	$0.02	$0.03
Diluted	$0.01	$0.01	$0.02	$0.02

	Quarter Ended 2009		Quarter Ended 2008
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
September 30,
Revenue	$452,533	$452,533	$452,080	$452,080
Gross profit	386,922	452,533	363,688	452,080
Net income	206,030	204,884	212,563	197,486
Comprehensive income	$210,436	$208,217	$346,739	$314,902
Net income per share
Basic	$0.01	$0.02	$0.01	$0.02
Diluted	$0.01	$0.01	$0.01	$0.01

	Quarter Ended 2009		Quarter Ended 2008
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
December 31,
Revenue	$538,754	$538,754	$451,605	$451,605
Gross profit	$442,841	$355,794	$356,345	$451,605
Net income	$228,988	$152,771	$209,337	$198,065
Comprehensive income	$196,989	$120,904	$138,063	$134,782
Net income per share
Basic	$0.05	$0.01	$0.04	$0.01
Diluted	$0.03	$0.01	$0.03	$0.01

	Year Ended 2009		Year Ended 2008
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
December 31,
Revenue	$1,881,302	$1,881,302	$1,770,054	$1,770,054
Gross profit	1,534,160	1,698,342	1,462,180	1,770,054
Net income	786,271	697,878	938,935	882,499
Comprehensive income	$731,436	$644,095	$1,781,484	$1,619,703
Net income per share
Basic	$0.08	$0.06	$0.09	$0.08
Diluted	$0.06	$0.05	$0.08	$0.06

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

EASTERN ENVIRONMENT SOLUTIONS, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Landfill Development and equipment

Landfill development costs are stated at cost, net of accumulated amortization.  Equipment is stated at cost, net of accumulated depreciation.  Maintenance and repairs are charged to expense as incurred.  Amortization is computed on a units of measure basis while depreciation is computed using the straight-line method over the estimated useful lives of 5-10 years.

Advance to suppliers

Advance to suppliers represent the payments made and recorded in advance for the purchase of the materials and equipment related to the Company’s construction in progress. We expect to utilize the advances during the next two years.  In accordance with US GAAP, we have reclassified the advances as landfill development costs (see Note 2).  Based on management’s experience, no reserve or allowance is required at December 31, 2009 and 2008.

Revenue recognition

The Company recognizes revenue in accordance with ASC 360, which states that revenue, should not be recognized until it is realized or realizable and earned.  In general, the Company records revenue when pervasive evidence exists of an arrangement, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

For revenue associated with waste disposal at the landfill, the Company has determined the appropriate revenue recognition policy to be the greater of the minimum rate or the actual tonnage disposed during the period, whichever is greater.  The Company will also disclose separately the actual tonnage disposed each period in order to match the cost of revenue with the actual disposal activities.

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

The Company’s revenue is derived primarily from its solid waste disposal operations.  For the solid waste disposal operations, the Company recognizes revenue upon the arrival of the solid waste at the landfill.

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

EASTERN ENVIRONMENT SOLUTIONS, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Fair value of financial instruments

The Company adopted the provisions of Accounting Standards Codification (‘ASC”) 820, Fair Value Measurement and Disclosures.  ASC 820 clarifies the definition  of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1 Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 Inputs are unadjusted quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable , and inputs derived from or corroborated by observable market data.

Level 3 Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information/

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, other receivables, accounts payable, accrued expenses, taxes payable and notes payable approximate fair value due to the short-term nature of these items.  The carrying amount of bank loan approximates the fair value based on the Company's expected borrowing rate for debt with similar remaining maturities and comparable risk in market.

Foreign currency translation

The Company’s principal country of operations is the PRC.  The financial position and results of operations of the Company are determined using local currency (“RMB”) as the functional currency.  The results of operations and the statement of cash flows denominated in local currency are translated at the average rate of exchange during the reporting period.  Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date.  The equity denominated in functional currency is translated at the historical rate of exchange at the time of capital contribution.  Because cash flows are translated based on average translation rate, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.  Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders equity as “Accumulated Comprehensive Income”.

EASTERN ENVIRONMENT SOLUTIONS, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based compensation

The Company records stock based compensation expense pursuant to the United States ASC718,  which establishes the accounting for employee stock-based awards.  Under the above provisions, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Deferred stock compensation represents shares issued to employees that will be vested over a certain service period. Deferred stock compensation is included in additional paid-in capital as an offset to equity. For the years ended December 31, 2009 and 2008, $382,750 and $322,917 stock based compensation expenses were recorded in selling, general and administrative expenses.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Year ended December 31,
	2009	2008

Net Income	$697,878	$882,499

Shares (denominator)
Weighted average common shares outstanding-basic	11,429,683	10,559,855

Plus: effect of diluted securities unvested compensation
Shares	3,540,503	2,999,942

Weighted average common shares outstanding-diluted	14,970,186	13,994,913

Earnings per share – basic	$0.06	$0.08

Earnings per share – diluted	$0.05	$0.06

EASTERN ENVIRONMENT SOLUTIONS, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

EASTERN ENVIRONMENT SOLUTIONS, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. PROPERTY AND EQUIPMENT, AND LANDFILL DEVELOPMENT COSTS

Landfill development costs and equipment at December 31, 2009 and December 31, 2008 consist of the following:

	December 31, 2009	December 31, 2008

Property and Equipment	$168,537	$168,647
Less: accumulated depreciation	44,360	28,057
Total property and equipment, net	$124,175	$140,590

Landfill development costs
Machinery and equipment	$1,097,761	$1,092,007
Landfill	2,129,168	2,128,203
Construction in progress	3,645,860	3,528,349
Advances to suppliers	3,783,981	3,824,984
Subtotal	$10,656,770	10,573,543
Less: accumulated depreciation	(2,423,871)	(2,282,321)
Total Landfill development costs, net	$8,232,899	$8,291,222

“Landfills” represents the capitalized expenses attributable to the construction of the portion of the Harbin landfill that is currently functional.  Landfill costs are amortized using a units of measure method over the contract term, commencing when the landfill is first put into use.  The Company has no obligations relating to capping, closure or other post-closure obligations; accordingly no reserve for post-closure activities has been established.

During the ten months ended October 31, 2009 and throughout 2008, the landfill was not utilized due to suspension of operations.  (See: Note 15)

Construction in progress represents direct costs of construction or acquisition and design fees incurred for the Company’s new operating site and equipment.  Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed.  Commencing at that time, the capitalized expenses will be amortized over the life of the Build-Operate-Transfer (“BOT”) agreement.  Interest expense in the amount of $48,035 was capitalized for the two months of November and December 2009.  Interest was not capitalized during the suspension period.

EASTERN ENVIRONMENT SOLUTIONS, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. PROPERTY AND EQUIPMENT, AND LANDFILL DEVELOPMENT COSTS (CONTINUED)

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

Phase 1 totals approximately 1.60 mil tons (below ground and 20.51% of total tonnage)
Phase 2 totals approximately 0.67 mil tons (below ground and 8.59% of total tonnage)
Phase 3 totals approximately 1.00 mil tons (below ground and 12.82% of total tonnage)
Phase 4 totals approximately 4.53 mil tons (above ground and 58.08% of total tonnage)

The total construction will cost approximately $17.235 million.  These costs are for the completion of the three underground phases with minimal costs expected for the 4th phase above ground.  Therefore, the Company has concluded that each underground phase is used to support the above ground landfill.  Each phase will build upon the prior phase, meaning the next phase cannot commence until the prior phase is constructed and filled with waste.

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

NOTE 5.   INVENTORIES

Inventory as of December 31, 2009 and December 31, 2008 consists of the following:

	December 31, 2009	December 31, 2008
Low value consumables	$5,813	$11,068
Raw Materials	36,837	70,135

Total	$42,650	$81,203

No allowance for inventories was provided for the years ended December 31, 2009 and 2008.

EASTERN ENVIRONMENT SOLUTIONS, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. OTHER RECEIVABLES

As of December 31, 2009 and 2008, the balance of other receivables consists the following:

	December 31, 2009	December 31, 2008
Harbin Jiayi Import and Export Co., Ltd	$439,431	$183,217
Others	777	779

Total	$440,208	$183,996

The balance with Harbin Jiayi Import and Export Co., Ltd. (“Jiayi”) represents a third-party loan from the Company. The original loan was paid off by the end of June 2009. As of December 31, 2009, the balance with Jiayi represented a second loan from the Company. The loan was unsecured and bore 5.31% annual interest.  The loan was satisfied on March 11, 2010, the stated maturity date.

 NOTE 7. RELATED PARTY TRANSACTIONS

As of December 31, 2009 and 2008, the balance of loans to related parties consists the following:

	December 31, 2009	December 31, 2008
Shibin Jiang	$4,744	$9,144
Yan Feng	38,084	-
Harbin Binjiang freight Co.,Ltd	-	234,518

	$42,828	$243,662

Mr. Shibin Jiang and Ms. Yan Feng are both shareholders of the Company. The loans to shareholders are unsecured and interest free.  Harbin Binjiang freight Co., Ltd is an affiliated company partially owned by Ms. Yan Feng. The loan was unsecured and bears 6.12% annual interest rate and was collected in March 2009.  These loans were repaid in full on August 13, 2010

NOTE 8. MAJOR CUSTOMER

On September 1, 2003, the Company signed an exclusive 17-year agreement with Harbin Municipal Urban Administrative Bureau (“HMUAB”) to dispose of approximately one-third of the city’s solid waste disposal. The contract will expire on August 30, 2020. The revenue from HMUAB accounted for 100% of the gross revenue for the years ended December 31, 2009 and 2008.  Since the Company’s operations were suspended from 2008 through the last quarter of 2009, HNUAB agrees to extend the time to allow the Company to complete the landfill site if it takes longer than 17 years.  The Company is in the process of finalizing this agreement in writing with HMUAB.

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

EASTERN ENVIRONMENT SOLUTIONS, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recommenced the landfill operation in October 2009 and obtained an extension for the above loan on November 13, 2009. The extended loan now matures on December 25, 2011, with an interest rate of 6.534% per annum.  In accordance with the loan extension agreement, the Company will be required to make the regular quarterly repayments as previously agreed. For the year ended December 31, 2009, the Company repaid $217,484 to the lender.

As of December 31, 2009 and December 31, 2008, the loan payable consists of the following:

	December 31, 2009	December 31, 2008
Loan payable	$2,054,008	$2,271,492
Less: current portion	966,592	2,271,492

Loan payable - non-current portion	$1,087,416	$--

Maturities of the long-term payable:

Twelve months ending:
December 31, 2010	$966,592
December 31, 2011	866,936
December 31, 2012	220,480
	$2,054,008

EASTERN ENVIRONMENT SOLUTIONS, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The estimated tax savings as a result of our tax abatement in 2009 amounted to $174,270. The net effect on earnings per share had the full income tax been applied would decrease basic earnings per share for 2009 from $0.06 to $0.04.   The estimated tax savings as a result of our tax holiday in 2008 amounted to $329,781. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share for 2008 from $0.08 to $0.06.

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

The Company was incorporated in the United States.  It incurred net operating loss for U.S. income tax purposes for the years ended December 31, 2009 and 2008. The net operating loss carry forwards, including amortization of share-based compensation, for United States income tax purposes amounted to $852,267 and $469,515 as of December 31, 2009 and 2008, respectively, which may be available to reduce future periods' taxable income. These carry forwards will expire, if not utilized, beginning in 2028 through 2029. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at December 31, 2009 and 2008 for the temporary difference related to the loss carry-forwards. Management reviews this valuation allowance periodically and makes adjustments as warranted.  A t December 31, 2009 and 2008, the deferred tax assets/(liabilities) and the related valuation allowance were as follows:

	December 31, 2009	December 31, 2008
	(Restated)

USA	$289,771	$159,635
China	(10,631)	-

Less: Valuation Allowance	(289,771)	(159,635)

Net	$(10,631)	$-

For the years ended December 31, 2009 and 2008, the corporate income expenses were as follows:

	For the years ended December 31,
	2009	2008
	(Restated)

Current	$174,270	$-
Deferred	10,625	-

Total	$184,895	$-

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the years ended December 31, 2009 and 2008

	For the years ended December 31,
	2009	2008
	(Restated)

U.S. statutory rates	34.0%	34.0%
Foreign income not recognized in USA	-34.0%	-34.0%
China statutory income tax rate	25.0%	25.0%
China income tax exemption	-12.5%	-25.0%
Expenses incurred in USA that are not subject to the PRC income tax	6.3%	0.0%
Non-deductible expenses	2.1%	0.0%

Effective tax rate	20.9%	0.0%

EASTERN ENVIRONMENT SOLUTIONS, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 STATUTORY RESERVES

 EESC is required to allocate a portion of its after tax profits to the statutory reserve.  Appropriations to the statutory reserve are required to be at least 10% of an enterprise’s after tax retained earnings.  When the surplus reserve account balance is equal to or greater than 50% of EESC’s registered capital, no further allocation to the surplus reserve account is required.

The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing stockholders in proportion to their shareholdings or by increasing the par value of shares currently held by them, provided that the remaining statutory surplus reserve balance after such issue is not less than 25% of the registered capital.

If the accumulated balance of the Company’s statutory reserve is not enough to make up for the losses of the Company’s previous year, the current years’ profit shall first be used for making up the losses before the statutory reserve is drawn.  As of December 31, 2009 and 2008 the Company had accumulated after tax profits of $5,677,206 and $4,979,328 and therefore is required to make accumulative contributions of $567,721 and $497,933, respectively, to the statutory surplus reserve account.

	December 31, 2009	December 31, 2008
Accumulated after tax profits	$5,677,206	$4,979,328
Percentage applied	10%	10%
Accumulated Statutory Surplus Reserve	$567,721	$497,933

NOTE 12 DIVIDEND POLICY

Pursuant to the new PRC enterprise income tax law effective on January 1, 2008, dividends payable by a foreign investment entity to its foreign investors are subject to a withholding tax of up to 20%.  At present, the Chinese tax authority has not issued any guidance on the application of the EIT Law and its implementing rules on non-Chinese enterprises or group enterprise controlled entities whose structures are like ours.  In practice, the tax authorities typically impose the withholding tax rate of 10%, as prescribed in the implementation regulations; however, there can be no guarantee that this practice will continue as more guidance is provided by relevant government authorities.  As a result, we are unable to predict whether payments from EESC will be subject to withholding tax because it is unclear whether EESC will be deemed to be a resident enterprise for Chinese tax purposes.  If so, EESC will be subject to an enterprise income tax rate of 12.5% on all of its income, including interest on a worldwide basis in 2009 through 2011.  Thereafter, the enterprise income tax rate will revert to 25%.  However, if EESC is deemed to be a non-resident enterprise, then it will be subject to a withholding tax at the rate of 10% on any dividends paid by its Chinese subsidiaries to EESC.

The payment of dividends by entities organized in China is subject to limitations, procedures and formalities.  The Company’s ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from its operating affiliates and subsidiaries and other holdings and investments.  In addition, the Company’s operating subsidiary in the PRC, from time to time, may be subject to restrictions on their ability to make distributions, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions.

EASTERN ENVIRONMENT SOLUTIONS, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.   STOCKHOLDERS' EQUITY

In the second quarter of 2008, the Company issued a total of 2,950,000 shares of its common stock as full compensation to consultants and 8 employees. An amount of $1,327,500 represents the aggregate fair value of the shares.

No additional stock was issued in 2009.

As of December 31, 2009 and 2008, the Company has 14,970,186 shares of common stock issued and outstanding.

NOTE 14.   STOCK-BASED COMPENSATION

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

NOTE 14.   STOCK-BASED COMPENSATION (Continued)

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

NOTE 15. SIGNIFICANT EVENTS

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

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment, so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2009

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.            OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The officers and directors of the Company are:

	Position/Title	Age	Director/Officer Since
Feng Yan	Chairman, Chief Executive Officer	47	2009
Shibin Jiang	Director, Chief Operating Officer	53	2006
Jianhua Sun	Director, Chief Financial Officer	34	2006

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

Jianhua Sun.  Mr. Sun graduated from the Daqing Heilongjiang Petroleum College with a degree in accounting in 1999. From 1999 to 2004, Mr. Sun was employed as a Director of the cost section at ACheng Relay Limited Corp., a company listed on the China Stock Exchange. From 2004 to 2005, he worked as an accountant in the financial subsidiary of Harbin Orient Group.  Mr. Sun has been employed as Harbin Yifeng Eco-environment Co., Ltd.’s Chief Financial Officer since 2006.

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

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

	each shareholder known by us to own beneficially more than 5% of our common stock;

	Feng Yan, our Chief Executive Officer

	each of our directors; and

	all directors and executive officers as a group.

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

ITEM 13              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

During 2007 Yifeng made loans to two members of its Board of Directors:  Shibin Jiang and Yun Wang.  During 2008 Yun Wang repaid his loan, but Yifeng made an additional loan to Shibin Jiang.  The amount owed by Shibin Jiang at December 31, 2009 was $4,744.  The loan is unsecured and interest free.   The loan was fully repaid on August 13, 2010

During 2009 Yifeng made a loan to its Chief Executive Officer, Feng Yan.  The amount owed by Feng Yan at December 31, 2009 was $38,084.  The loan is unsecured and interest free.  The loan was fully repaid on August 13, 2010.

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

ITEM 15.             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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