Form 10-K/A
period 2009-12-31
Eastern Environment Solutions Corp.
filed 2011-03-15
CIK 1119721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2 )

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

Documents incorporated by reference: NONE

EXPLANATORY NOTE

This Form 10-K/A (“Amendment No.2”) is being filed by Eastern Environmental Solutions Corp. (the “Company”) to amend the Company’s Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on March 18, 2010 (“Initial 10-K”), as first amended on January 19, 2011.  This Amendment No.2 is filed to:

•	revise the audit opinion of Friedman LLP with respect to the 2009 financial statements;
•	add to Note 2 to the Financial Statements disclosure of the changes to our statements of cash flows resulting from the restatement;
•	modify Note 4 to the Financial Statements; and
•	modify Note 9 to the Financial Statements.

No changes, other than those that followed logically from the changes described above, have been made to the Initial 10-K, as amended by Amendment No. 1.  None of the other information included in the Initial 10-K, as amended, has been updated.  For current information regarding Eastern Environment Solutions, Corp., you should refer to the more recent filings made on EDGAR by the Company.

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

With the use of a bulldozer, the waste is pushed up to a height of 50-60 cm. In order to protect the Heavy Duty Polypropylene Liner (“HDPE”) membrane from tearing, the initial layer of waste will only be compacted when it reaches 3-meters thick. It will then be compacted into a 50-60 cm layer, with a waste density of more than 0.8 ton/m3. When the waste accumulates to a height of 2.5 meters, it will be covered with clay to prevent mosquitoes and flies from proliferating, and to prevent odor and light-weight waste from accidentally flying out of the Landfill. The Landfill is also sprayed periodically and sanitized to protect the surrounding environment and control mosquitoes.

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

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Restatement of Financial Statements

The Company has restated its consolidated financial statements for the years ended December 31, 2009 and 2008 to implement a revision to the Company’s policies regarding recognition of revenue and expenses associated with its landfill operations.    Previously the Company capitalized the costs of development of the landfill as portions of the project were placed into service, and amortized such capitalized costs over the anticipated life of the landfill operations.  The Company has determined that because each phase of landfill construction builds upon the prior phases, a more appropriate recognition policy is to amortize the entire anticipated cost of the landfill in proportion to the ratio of total tonnage dumped in the landfill to the anticipated total tonnage to be dumped in the landfill.   The effect of adopting this new policy on the consolidated financial statements of the Company for the years ended December 31, 2009 and 2008 and the interim quarters in those years is quantified in Note 2 to the Consolidated Financial Statements.  The discussion in this Item has been modified to reflect the results of the restatement.

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

In accordance with the terms of our contract, the HMUAB was required to pay us, during the period of suspended operations, a sum equivalent to the fee for processing 800 tons of waste per day, which is approximately 66% of the Landfill’s capacity.  As a result, our revenue during 2009 was $1,881,302, which included $538,748 from waste processing during November and December 2009, during which time the Company disposed 60,933 tons of waste in to the landfill, and $1,342,554 of minimum daily fees.  There was no disposal of waste during 2008 and the Company received minimum daily fees of $1,770,054.  The year 2009 represented a 6% improvement over 2008, during which operations were completely suspended, due primarily to operating revenue achieved in the last two months of the year, as well as the decreased value in 2009 of the U.S. Dollar compared to the Chinese Renminbi.   Revenue in both years fell short of the $2,347,395 that we achieved in 2006, the last full year of Landfill operations.  Having now returned to operations, we will endeavor to expand our waste processing operations by (a) pursuing strategic acquisitions, (b) developing additional landfills, and (c) implementing recycling technologies that will provide additional revenue sources, such as the sale of methane to the electric power industry.  Given the overwhelming growth of China’s cities, we expect there to be plentiful market opportunities.

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

Liquidity and Capital Resources

To date, we have financed our operation and met capital expenditure requirements primarily through bank loans and operating income.  On November 18, 2004, the Company received a long-term loan from Industrial and Commercial Bank of China, Harbin Branch in the amount of $4,832,960, secured by the Company’s building. The loan was for a 5-year term, maturing November 15, 2009 with interest adjustable based on official rates. The loan agreement does not include any financial covenants with which the Company must comply.  In November 2009 the Bank extended the loan to December 25, 2011 and fixed the interest rate at 6.534% per annum.  In addition to paying the quarterly interest, the Company is also required to make $241,648 pre-determined principal repayments every quarter, with the exception of the final two quarters in 2011, when the quarterly payment will be $302,060 . When our operations at the Landfill were suspended, the Bank agreed to reduce our debt service requirements, with the result that in 2009, we made principal payments of only $217,484.  That abatement ended when we recommenced operations at the Landfill.

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

Our lending relationship with Harbin Jiayi Import and Export Co., Ltd. was initiated in the 4th quarter of 2008.  Harbin Jiayi is a Chinese limited liability company owned by two individuals, neither of whom has any relationship with Yifeng or its affiliates.  We made the arrangement in order to put our cash reserves to productive use while our operations were suspended.  We chose Harbin Jiayi Import and Export because it has a good reputation in the local business community.  We made a smaller amount, short-term loan at a nominal interest rate at the beginning to initiate the relationship, then followed in the 1st quarter of 2009 with a larger loan carrying a market rate of interest.  A balance of $439,431 was outstanding at December 31, 2009, which was paid in full on March 11, 2010.

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

As discussed in Note 2 to the consolidated financial statements, the Company restated its 2009 consolidated financial statements as a result of various accounting issues, as disclosed.

/s/ Friedman LLP

Marlton, New Jersey

March 18, 2010, except for Notes 2, 3, 4, 7, 8, 9, 10 and 11 as to which the date is January 19, 2011

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

For revenue associated with waste disposed at the landfill, the Company has determined the appropriate revenue recognition policy to be the greater of the minimum rate per contract or the actual tonnage disposed of during the year, whichever is greater.  The Company will also disclose separately the actual tonnage disposed each year in order to match the cost of revenues with the actual disposal activities.

As part of the Franchise Agreement, the Company has the right to charge minimum fees per day. During the periods of suspension , June 2007 through November 2009, refer to footnote 15, by the Harbin County Government, the Company only collected the minimum fees.  The Company has determined the minimum fee revenue should be disclosed separately as these fees will result in a different cost of revenue model. The minimum fees were negotiated to reimburse the Company for administrative costs of the business.

Beginning in 2010, the Company will record revenue associated with separating the waste and reselling bottles based on the actual rate, plus the costs of labor, the Company will receive the amount delivered to the bottling customers.  The amount of waste separated will reduce the actual tons disposed in the landfill each year.

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

The Company has evaluated the total cost of completing the full construction of the landfill and viewed the landfill as one (1) unit for accounting purposes, even though it will be constructed in four (4) separate phases.  The Company anticipates the total landfill capacity of approximately 7.8 million tons.  The build outs will be as follows:

●     Phase 1 totals approximately 1.60 mil tons (below ground and 20.51% of total tonnage)
●     Phase 2 totals approximately 0.67 mil tons (below ground and 8.59% of total tonnage)
●     Phase 3 totals approximately 1.00 mil tons (below ground and 12.82% of total tonnage)
●     Phase 4 totals approximately 4.53 mil tons (above ground and 58.08% of total tonnage)

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

Summary of Restatement :

Currently, the Company has disclosed separately amounts pertaining to landfill costs, construction in progress and advances to suppliers.  As a result of further analysis, the Company has determined all of these assets relate to the landfill and therefore should not be stated separately.  The Company has reclassified these amounts into one caption on the consolidated balance sheets.  Refer to footnote No. 4 .

Additionally, the Company reclassified certain cost of revenues as administrative expenses during the Landfill suspension period , restated cost of sales to reflect the amortization of landfill development costs based on actual tonnage disposed of in the  landfill in proportion to the total anticipated landfill capacity, and expensed previously capitalized interest during the respective period s.   The cumulative adjustment to retained earnings, as of January 1, 2008 was $1,383,584 .

 As part of this reclassification, the Company will also comply with its impairment testing in accordance with impairment of long-lived assets as required by professional standards.

The Company reclassified interest payments from investing activities to operating activities on its statement of cash flows in the year 2009. The impact of this restatement on the 2009 and 2008 consolidated financial statements as previously reported is summarized below:

	December 31, 2009
	As Previously	As
	Reported	Restated
Total Assets	$15,309,927	$13,564,015
Landfill Development Costs	-	8,232,899
Fixed Assets	6,319,005	124,175
Advanced to Suppliers	3,783,981	-
Statutory Reserve	186,156	567,721
Retained Earnings	7,019,463	5,109,485

	For the year ended
	December 31, 2009
	As Previously	As
	Reported	Restated
Revenues	$1,881,302	$1,881,302
Cost of revenues	347,142	182,960
Gross profit	1,534,160	1,698,342
SG&A	582,536	661,721
Operating Income	951,624	1,036,621
Interest expense	-	162,766
Income before taxes	960,541	882,773
Net Income	$786,271	$697,878
Comprehensive
income	$731,436	$644,095
Income per share
Basic	$0.08	$0.06
Diluted	$0.06	$0.05
	For the year ended
	December 31, 2009
	As Previously	As
	Reported	Restated
Net Cash used in operating activities	$(109,032)	$(271,798)
Net cash used in investing activities	(309,766)	(146,999)
Net cash used in financing activities	(217,483)	(217,483)
Effect of exchange rate changes on cash
and cash equivalents	(48,155)	(48,155)
Decrease in cash and cash equivalents	(684,435)	(684,435)
Cash and cash equivalents	$428,052	$428,052

The impact of this restatement on the 2008 financial statements as previously reported is summarized below:

	December 31, 2008
	As Previously	As
	Reported	Restated
Total Assets	$14,241,282	12,572,080
Landfill Development Costs	-	8,291,222
Fixed Assets	6,276,030	140,590
Advances to Suppliers	3,824,984	-
Statory Reserve	186,156	497,933
Retained Earnings	6,233,192	4,481,395

	For the year ended
	December 31, 2008
	As Previously	As
	Reported	Restated
Revenues	$1,770,054	$1,770,054
Cost of revenues	307,874	-
Gross profit	1,462,180	1,770,054
GSG&A	535,808	618,616
Operating Income	926,372	1,151,438
Interest expense	-	281,502
Income before taxes	938,935	882,499
Net Income	$938,935	$882,499
Comprehensive
income	$1,781,484	$1,619,703
Income per share
Basic	$0.09	$0.08
Diluted	$0.08	$0.06

	For the year ended
	December 31, 2008
	As Previously	As
	Reported	Restated
Net Cash used in operating activities	$(223,571)	$(505,073)
Net cash used in investing activities	(1,355,087)	(1,059,420)
Net cash used in financing activities	(96,659)	(96,659)
Effect of exchange rate changes on cash s
and cash equivalents	682,549	668,384
Decrease in cash and cash equivalents	(992,768)	(992,768)
Cash and cash equivalents	$1,112,487	$1,112,487

The restated 2009 and 2008 and previously reported quarterly financial statements are summarized below:

	Quarter Ended 2009		Quarter Ended 2008
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
March 31,
Revenue	$442,345	$442,345	$426,907	$426,907
Gross profit	339,127	442,345	368,038	426,907
Net income	170,741	161,766	237,384	222,845
Comprehensive income	$142,704	$136,443	$728,859	$653,256
Net income per share
Basic	$0.01	$0.01	$0.02	$0.02
Diluted	$0.01	$0.01	$0.02	$0.02

	Three Months Ended 2009		Three Months Ended 2008
	As Previously	As	As Previously	As
March 31,	Reported	Restated	Reported	Restated

Net Cash provided by (used) in operating activities	$(69,995)	$(129,012)	$(259,967)	$(175,051)
Net cash provided by (used) in investing activities	(388,753)	(342,366)	(198,643)	(278,549)
Net cash used in financing activities	(24,165)	(24,165)	(27,924)	(27,924)
Effect of exchange rate changes on cash
and cash equivalents	(24,234)	(11,604)	399,729	394,719
Decrease in cash and cash equivalents	(507,147)	(507,147)	(86,805)	(86,805)
Cash and cash equivalents	$605,340	605,340	$2,018,450	2,018,450

	Quarter Ended 2009		Quarter Ended 2008
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
June 30,
Revenue	$447,670	$447,670	$439,462	$439,462
Gross profit	365,270	447,670	374,109	439,462
Net income	180,512	178,457	279,651	264,103
Comprehensive income	$181,307	$178,531	$567,823	$516,763
Net income per share
Basic	$0.01	$0.02	$0.02	$0.03
Diluted	$0.01	$0.01	$0.02	$0.02

	Six Months Ended 2009		Six Months Ended 2008
	As Previously	As	As Previously	As
June 30,	Reported	Restated	Reported	Restated

Net Cash provided by (used) in operating activities	$(85,074)	$(231,196)	$(217,761)	$(124,543)
Net cash provided by (used) in investing activities	(319,110)	(174,182)	(350,298)	(434,581)
Net cash used in financing activities	(48,330)	(48,330)	(56,664)	(56,664)
Effect of exchange rate changes on cash
and cash equivalents	(24,173)	(22,979)	637,293	628,357
Decrease in cash and cash equivalents	(476,687)	(476,687)	12,570	12,570
Cash and cash equivalents	$635,801	$635,801	$2,117,824	2,117,824

	Quarter Ended 2009		Quarter Ended 2008
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
September 30,
Revenue	$452,533	$452,533	$452,080	$452,080
Gross profit	386,922	452,533	363,688	452,080
Net income	206,030	204,884	212,563	197,486
Comprehensive income	$210,436	$208,217	$346,739	$314,902
Net income per share
Basic	$0.01	$0.02	$0.01	$0.02
Diluted	$0.01	$0.01	$0.01	$0.01

	Nine Months Ended 2009		Nine Months Ended 2008
	As Previously	As	As Previously	As
September 30,	Reported	Restated	Reported	Restated

Net Cash provided by (used) in operating activities	$(308,115)	$(341,115)	$(362,281)	$(311,573)
Net cash provided by (used) in investing activities	(247,313)	$(101,730)	(728,960)	(767,330)
Net cash used in financing activities	(72,494)	$(72,494)	(72,495)	(72,495)
Effect of exchange rate changes on cash
and cash equivalents	87,540	$(25,044)	738,787	726,449
Decrease in cash and cash equivalents	(540,382)	$(540,382)	(424,949)	(424,949)
Cash and cash equivalents	$572,105	$572,105	$1,680,306	$1,680,306

	Quarter Ended 2009		Quarter Ended 2008
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
December 31,
Revenue	$538,754	$538,754	$451,605	$451,605
Gross profit	$442,841	$355,794	$356,345	$451,605
Net income	$228,988	$152,771	$209,337	$198,065
Comprehensive income	$196,989	$120,904	$138,063	$134,782
Net income per share
Basic	$0.05	$0.01	$0.04	$0.01
Diluted	$0.03	$0.01	$0.03	$0.01

	Year Ended 2009		Year Ended 2008
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
December 31,
Revenue	$1,881,302	$1,881,302	$1,770,054	$1,770,054
Gross profit	1,534,160	1,698,342	1,462,180	1,770,054
Net income	786,271	697,878	938,935	882,499
Comprehensive income	$731,436	$644,095	$1,781,484	$1,619,703
Net income per share
Basic	$0.08	$0.06	$0.09	$0.08
Diluted	$0.06	$0.05	$0.08	$0.06

	Year Ended 2009		Year Ended 2008
	As Previously	As	As Previously	As
December 31,	Reported	Restated	Reported	Restated

Net Cash provided by (used) in operating activities	$(109,032)	$(271,798)	$(223,571)	$(505,073)
Net cash provided by (used) in investing activities	(309,766)	(146,999)	(1,355,087)	(1,059,420)
Net cash used in financing activities	(217,483)	(217,483)	(96,659)	(96,659)
Effect of exchange rate changes on cash
and cash equivalents	(48,155)	(48,155)	682,549	668,384
Decrease in cash and cash equivalents	(684,435)	(684,435)	(992,768)	(992,768)
Cash and cash equivalents	$428,052	$428,052	$1,112,487	$1,112,487

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

Accounts r eceivables

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

For revenue associated with waste disposal at the landfill, the Company has determined the appropriate revenue recognition policy to be the greater of the minimum rate or the actual tonnage disposed during the period, whichever is greater.  The Company also discloses separately the actual tonnage disposed each period in order to match the cost of revenue with the actual disposal activities.   Refer to Note 4.

As part of the Franchise Agreement with the Harbin landfill, the Company had the right to charge minimum fees per day and during the periods of suspension by the Harbin County Government.   Minimum fee revenue is disclosed separately as these fees result in a different cost of revenue model.  The minimum fees were negotiated to reimburse the administrative costs of the business.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Year ended December 31,
	2009	2008

Net Income	$697,878	$882,499

Shares (denominator)
Weighted average common shares outstanding-basic	11,429, 083	10,559,855

Plus: effect of diluted securities unvested compensation
Shares	3,540,503	2,999,942

Weighted average common shares outstanding-diluted	14,970,186	13,994,913

Earnings per share – basic	$0.06	$0.08

Earnings per share – diluted	$0.05	$0.06

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

EASTERN ENVIRONMENT SOLUTIONS, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. PROPERTY AND EQUIPMENT, AND LANDFILL DEVELOPMENT COSTS

Landfill development costs and equipment at December 31, 2009 and December 31, 2008 consist of the following:

	December 31, 2009	December 31, 2008

Property and Equipment	$168,53 5	$168,647
Less: accumulated depreciation	44,360	28,057
Total property and equipment, net	$124,175	$140,590

Landfill development costs
Machinery and equipment	$1,097,761	$1,092,007
Landfill	2,129,168	2,128,203
Construction in progress	3,645,860	3,528,349
Advances to suppliers	3,783,981	3,824,984
Subtotal	$10,656,770	10,573,543
Less: accumulated depreciation	(2,423,871)	(2,282,321)
Total Landfill development costs, net	$8,232,899	$8,291,222

Landfill development costs represents the capitalized expenses attributable to the construction of the Harbin landfill .   Landfill development costs are amortized using a units of measure method over the contract term, commencing when the landfill was first put into use.   In preparing the Consolidated Financial Statements, the Company determined that it would amortize landfill development costs, based on actual tonnage, in proportion to the full anticipated capacity of the landfill.  The determination was based on the assessment that it is probable that the Company will continue to utilize the Harbin landfill for the full term of the BOT agreement and that, in that period, the landfill is filled to capacity.  The Company determined that the units of measure method of accounting for landfill development costs more accurately reflect the cost of building the landfill with the revenue recognized with each ton of waste disposed of in the landfill over the life of the landfill.  The Company has determined this method of accounting more accurately reflects the characteristics of their agreement with HMUAB.  The total construction is expected to cost approximately $17,235,000.

Landfill development costs include construction in progress representing the direct costs of construction or acquisition and design fees incurred in the construction of the Harbin landfill.  Capitalization of these costs ceases and the construction in progress is transferred to machinery and equipment, or landfill, when substantially all the activities necessary to prepare the assets for their intended use are completed.

Landfill Development Costs also includes advances to suppliers representing payments made for machinery, supplies and equipment related to the construction of the landfill.  The Company made a determination that it would not establish a reserve against the advances to suppliers that are included in Landfill Development Costs on the Balance Sheets as of December 31, 2009.  The determination was based on the continuance of operations at the Landfill, and the probability that the advances will be utilized for purchase of construction materials and equipment during 2010.

The Company has no obligations relating to capping, closure or other post-closure obligations; accordingly no reserve for post-closure activities has been established.

During the ten months ended October 31, 2009 and throughout 2008, the landfill was not utilized due to suspension of operations.  (See: Note 15)   During the months of November and December 2009, the Company disposed of 60,933 tons of waste in the landfill.

Interest expense in the amount of $48,035 was capitalized for the two months of November and December 2009.  Interest was not capitalized during the suspension period.   The capitalized interest will be amortized as landfill costs.

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

The Company has evaluated the total cost of completing the full construction of the landfill and viewed the landfill as one (1) unit for accounting purposes, even though it will be constructed in four (4) separate phases.  The Company anticipates the total landfill capacity of approximately 7.8 million tons.  The build outs will be as follows:

●     Phase 1 totals approximately 1.60 mil tons (below ground and 20.51% of total tonnage)
●     Phase 2 totals approximately 0.67 mil tons (below ground and 8.59% of total tonnage)
●     Phase 3 totals approximately 1.00 mil tons (below ground and 12.82% of total tonnage)
●     Phase 4 totals approximately 4.53 mil tons (above ground and 58.08% of total tonnage)

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

The landfill costs will be amortized over the period the revenues are earned or more specifically over the total tonnage disposed in the landfill (i.e. over the full four (4) phases).  However, this amount will not equal the tonnage received from the Municipality, which is used to determine the revenue billed each period to the Municipality.  Instead, this amount of tonnage each period will be reduced as a result of separating the bottles for resale.

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
The balance with Harbin Jiayi Import and Export Co., Ltd. (“Jiayi”) represents a third-party loan from the Company. The original loan was repaid by the end of June 2009. As of December 31, 2009, the balance with Jiayi represented a second loan from the Company. The loan was unsecured and bore 5.31% annual interest.  The loan was satisfied on March 11, 2010, the stated maturity date.

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

EASTERN ENVIRONMENT SOLUTIONS, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. BANK LOAN PAYABLE

On November 18, 2004, the Company received a long-term loan from Industrial and Commercial Bank of China, Harbin Branch in the amount of $4,832,960, secured by the Company’s building. The loan had a 5-year term, maturing November 15, 2009. Pursuant to the loan agreement, the interest rate for the first year was set at 7.605%. Starting from the second year and thereafter, the rates become adjustable based on the change of the official rates at the time. In addition to paying the quarterly interest, the Company is also required to make $241,648 pre-determined principal repayments every quarter , with the exception of the final two quarters in 2011, when the quarterly payment will be $302,060 .  .

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

As of December 31, 2009 and December 31, 2008, the loan payable consists of the following:
	December 31, 2009	December 31, 2008
Loan payable	$2,054,008	$2,271,492
Less: current portion	966,592	2,271,492

Loan payable - non-current portion	$1,087,416	$--

Maturities of the long-term payable:

Twelve months ending:
December 31, 2010	$966,592
December 31, 2011	1,087,416
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

The Company was incorporated in the United States.  It incurred net operating losses for U.S. income tax purposes for the years ended December 31, 2009 and 2008. Net operating loss carry forwards, including amortization of share-based compensation, for United States income tax purposes amounted to $852,267 and $469,515 as of December 31, 2009 and 2008, respectively, which may be available to reduce future periods' U. S. taxable income. These carry forwards will expire, if not utilized, beginning in 2028 through 2029. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at December 31, 2009 and 2008 for the temporary difference related to the loss carry-forwards. Management reviews this valuation allowance periodically and makes adjustments as warranted.  A t December 31, 2009 and 2008, the deferred tax assets/(liabilities) and the related valuation allowance were as follows:

	December 31, 2009	December 31, 2008
	(Restated)

USA	$289,771	$159,635
China	(10,631)	-

Less: Valuation Allowance	(289,771)	(159,635)

Net	$(10,631)	$-

For the years ended December 31, 2009 and 2008, the corporate income expenses were as follows:

	For the years ended December 31,
	2009	2008
	(Restated)

Current	$174,270	$-
Deferred	10,625	-

Total	$184,895	$-

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the years ended December 31, 2009 and 2008

	For the years ended December 31,
	2009		2008
	(Restated)

U.S. statutory rates	34.0%		34.0%
Foreign income not recognized in USA	( 34.0	% )	( 34.0	% )
China statutory income tax rate	25.0%		25.0%
China income tax exemption	( 12.5	% )	( 25.0	% )
Expenses incurred in USA that are not subject to the PRC income tax	6.3%		0.0%
Non-deductible expenses	2.1%		0.0%

Effective tax rate	20.9%		0.0%

EASTERN ENVIRONMENT SOLUTIONS, CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 STATUTORY RESERVES

EESC is required to allocate a portion of its after tax profits to the statutory reserve.  Appropriations to the statutory reserve are required to be at least 10% of an enterprise’s after tax retained earnings.  When the surplus reserve account balance is equal to or greater than 50% of EESC’s registered capital, no further allocation to the surplus reserve account is required.   EESC’s combined registered capital is RMB 28 million, which when 50% is converted to U. S. currency, the maximum reserve is approximately $ 2,049,000 at December 31, 2009.

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

NOTE 12 DIVIDEND POLICY

Pursuant to the new PRC enterprise income tax law effective on January 1, 2008, dividends payable by a foreign investment entity to its foreign investors are subject to a withholding tax of up to 20%.  At present, the Chinese tax authority has not issued any guidance on the application of the EIT Law and its implementing rules on non-Chinese enterprises or group enterprise controlled entities .   In practice, the tax authorities typically impose the withholding tax rate of 10%, as prescribed in the implementation regulations; however, there can be no guarantee that this practice will continue as more guidance is provided by relevant government authorities.  As a result, the Company is unable to predict whether payments from EESC will be subject to withholding tax because it is unclear whether EESC will be deemed to be a resident enterprise for Chinese tax purposes.  If so, EESC will be subject to an enterprise income tax rate of 12.5% on all of its income, including interest on a worldwide basis in 2009 through 2011.  Thereafter, the enterprise income tax rate will revert to 25%.  However, if EESC is deemed to be a non-resident enterprise, then it will be subject to a withholding tax at the rate of 10% on any dividends paid by its Chinese subsidiaries to EESC.   The Company does not anticipate paying any dividends.

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

b.           Lack of expertise in U.S accounting principles among the personnel in our Chinese headquarters.  Our books are maintained and our financial statements are prepared by the personnel employed at our executive offices in the City of Harbin.  Few of our employees have experience or familiarity with U.S accounting principles.  The lack of personnel in our Harbin office who are trained in U.S. accounting principles is a weakness because it could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP as well as the implementation and interpretation of complex accounting pronouncements .

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