Form 10-Q/A
period 2010-03-31
Eastern Environment Solutions Corp.
filed 2011-03-25
CIK 1119721

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q/A
 (Amendment 1)

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

Yes  X                    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes  ___    No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___    Accelerated filer ___    Non-accelerated filer ___   Small reporting company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ___  No     X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

May 17, 2010: Common Voting Stock: 14,970,186

EASTERN ENVIRONMENT SOLUTIONS, CORP.
QUARTERLY REPORT ON FORM 10Q/A
FOR THE FISCAL QUARTER ENDED MARCH 31, 2010

EXPLANATORY NOTE

This Form 10-Q/A (“Amendment No.1”) is being filed by Eastern Environmental Solutions Corp. (the “Company”) to amend the Company’s Form 10-Q for the quarter ended March 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on May 17, 2010 (“Initial 10-Q”).  This Amendment No.1 is filed to

●	amend the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2010,
●	amend the disclosures in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations and
●	amend disclosures in “Management’s Report on Internal Controls over Financial Reporting” section under Item 4.
●	add Note 2 to the Unaudited Condensed Consolidated Financial Statements on the impact of the restatement on our financial statements for the three months ended March 31, 2010 and March 31, 2009;
●	modify Note 4, Property and Equipment, to the Unaudited Condensed Consolidated Financial Statements;

These changes were made as a result of a review by the Company of its policies regarding recognition of revenue and expenses associated with waste disposal operations at the landfill it operates in Harbin, China.  The Company’s revised accounting policies and the changes to its historical financial statements that have resulted from implementation of the revised policies are set forth in Note 2 to the Unaudited Condensed Consolidated Financial Statements.

No changes, other than those that followed logically from the changes described above, have been made to the Initial 10-Q.  None of the other information included in the Initial 10-Q has been updated.  For current information regarding Eastern Environment Solutions, Corp., you should refer to the more recent filings made on EDGAR by the Company.

EASTERN ENVIRONMENT SOLUTIONS, CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	Restated	Restated
ASSETS
Current assets:
Cash and cash equivalents	$1,298,677	$428,052
Accounts receivable	4,700,006	4,253,203
Inventory	52,964	42,650
Other receivables	778	440,208
Loans to related parties	65,519	42,828
Total Current Assets	6,117,944	5,206,941

Property and equipment, net of accumulated depreciation of $48,448 and $44,360, respectively	120,115	124,175

Landfill development costs, net of amortization of $2,726,623 and $2,423,871, respectively	7,974,147	8,232,899

Deferred Tax Assets	19,688	-

Total Assets	$14,231,894	$13,564,015

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Bank loan payable - current portion	$966,592	$966,592
Accounts payable	810	810
Taxes payable	183,582	174,375
Deferred Tax Liability	-	10,631
Accrued expenses and other payables	83,049	92,192
Total Current Liabilities	1,234,033	1,244,600

Long-term liabilities:
Bank loan payable - net of current portion	845,768	1,087,416

Total Liabilities	2,079,801	2,332,016

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 14,970,186 shares issued and outstanding as of March 31, 2010 and December 31, 2009	1,497	1,497
Additional paid-in-capital	3,931,852	3,836,165
Accumulated other comprehensive income	1,668,213	1,717,131
Statutory reserves	655,054	567,721
Retained earnings - Unappropriated	5,895,477	5,109,485
Total Stockholders' Equity	12,152,093	11,231,999

Total Liabilities and Stockholders' Equity	$14,231,894	$13,564,015

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

EASTERN ENVIRONMENT SOLUTIONS, CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

		THREE MONTHS ENDED MARCH 31,
		2010	2009
		Restated	Restated
Revenues
-	Landfill	$1,122,699	$442,345
-	PET bottle sales	465,055	-
		1,587,754	442,345

Cost of Goods Sold
-	Landfill	356,730	-
-	PET bottle sales	95,614	-
		452,344	-

Gross Profit		1,135,410	442,345

Selling, General and Administrative Expense		145,918	183,657

	Income from operations	989,492	258,688

Other Income (Expense)
Interest income		23,226	7,161
Interest expense		-	(58,734)
Other expense		(120)	-
	Total other income, net	23,106	(51,573)

Income from Operations before Income Taxes		1,012,598	207,115

Provision for Income Taxes		139,273	45,349

Net Income		873,325	161,766

Other Comprehensive Income -
Foreign currency translation loss		(48,918)	(25,323)

Comprehensive Income		$824,407	$136,443

Basic & Diluted Income Per Share
Basic		$0.07	$0.01
Diluted		$0.06	$0.01

Weighted Average Number of Common Shares Outstanding
Basic		11,969,910	11,101,574
Diluted		14,970,186	14,970,186

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

EASTERN ENVIRONMENT SOLUTIONS, CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31
	2010	2009
	Restated	Restated

Cash Flows From Operating Activities:
Net income	$873,325	$161,766
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	304,915	4,075
Amortization of stock-based compensation	95,688	95,688
Deferred tax expense (benefit)	(30,315)	7,149

Changes in operating assets and liabilities:
Accounts receivable	(446,803)	(438,415)
Inventory	(10,314)	18,955
Accounts payable	-	(77)
Taxes payable	9,208	38,195
Accrued expenses and other payables	(9,143)	(16,348)

Net cash provided by (used in) operating activities	786,560	(129,012)

Cash Flows From Investing Activities:
Additions to construction in process	-	(42,256)
Payment of capitalized interests for construction loan	(40,769)	-
Collections on loans to unrelated party	439,430	-
Payments on loans to related party	(22,692)	(526,507)
Collections on loans to related parties	-	226,397

Net cash provided by (used in) investing activities	375,969	(342,366)

Cash Flows From Financing Activities
Repayment of bank loan payable	(241,648)	(24,165)

Net cash used in financing activities	(241,648)	(24,165)

Effect of exchange rate changes on cash and cash equivalents	(50,257)	(11,604)

Increase (decrease) in Cash and Cash Equivalents	870,625	(507,147)

Cash and Cash Equivalents - Beginning of period	428,052	1,112,487

Cash and Cash Equivalents - End of period	$1,298,677	$605,340

Supplemental Cash Flow Information:
Cash paid during the periods:
Interest expense	$40,769	$59,018
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). In the opinion of management, the accompanying unaudited condensed balance sheets and related interim statements of income and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

NOTE 2. RESTATEMENT

The Company has restated its unaudited condensed consolidated financial statements for the three months ended March 31, 2010 and 2009 for the following reasons:

The Company has determined that revenue should be recognized using three different revenue models.

For revenue associated with waste disposed at the landfill, the Company has determined the appropriate revenue recognition policy to be the greater of the minimum rate per contract or the actual tonnage disposed of during the periods, whichever is greater.  The Company will also disclose separately the actual tonnage disposed each year in order to match the cost of revenue with the actual disposal activities.

As part of the Franchise Agreement, the Company has the right to charge minimum fees per day. During the periods of suspension, June 2007 through November 2009, refer to footnote 14, by the Harbin County Government, the Company only collected the minimum fees.  The Company has determined the minimum fee revenue should be disclosed separately as these fees will result in a different cost of revenue model. The minimum fees were negotiated to reimburse the Company for administrative costs of the business.

The Company records revenue associated with separating the waste and reselling bottles based on the actual tonnage delivered to the bottling customer, times the rate set by the Company, plus the costs of labor.  The amount of waste separated reduces the actual tons disposed in the landfill each period.

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

Phase 1 totals approximately 1.60 mil tons (below ground and 20.51% of total tonnage)
Phase 2 totals approximately 0.67 mil tons (below ground and 8.59% of total tonnage)
Phase 3 totals approximately 1.00 mil tons (below ground and 12.82% of total tonnage)
Phase 4 totals approximately 4.53 mil tons (above ground and 58.08% of total tonnage)

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Summary of Restatement:

Previously, the Company disclosed separately amounts pertaining to landfill costs, construction in progress and advances to suppliers.  As a result of further analysis, the Company has determined all of these assets relate to the landfill and therefore should not be stated separately.  The Company has reclassified these amounts into one caption on the unaudited condensed consolidated balance sheets.  Refer to footnote No. 4.

Additionally, the Company reclassified certain cost of revenues as administrative expenses during the landfill suspension period, restated cost of sales to reflect the amortization of landfill development costs based on actual tonnage disposed of in the landfill in proportion to the total anticipated landfill capacity, and expensed previously capitalized interest during the respective periods.

As part of this reclassification, the Company will also comply with its impairment testing in accordance with impairment of long-lived assets as required by professional standards.

The impact of this restatement on the unaudited consolidated financial statements for the three month periods ended March 31, 2010 and 2009 as previously reported is summarized below:

	March 31, 2010		December 31, 2009
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
Total Assets	$16,200,978	$14,231,894	$15,309,927	$13,564,015
Landfill Development Costs, net	-	7,974,147	-	8,232,899
Fixed Assets, net	6,298,421	120,115	6,319,005	124,175
Advances to Suppliers	3,784,613	-	3,783,981	-
Statutory Reserves	186,156	655,054	186,156	567,721
Retained Earnings	$8,104,987	$5,895,477	$7,019,463	$5,109,485

	For the three months ended		For the three months ended
	March 31, 2010		March 31, 2009
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
Revenues	$1,587,754	$1,587,754	$442,345	$442,345
Cost of revenue	209,831	452,344	103,218	-
Gross profit	1,377,923	1,135,410	339,127	442,345
Selling, general and administrative expenses	145,918	145,918	137,631	183,657
Operating income	1,232,005	989,492	201,496	258,688
Interest expense	-	-	-	59,018
Net income	$1,085,524	$873,325	$170,741	$161,766
Comprehensive income	$1,036,949	$824,407	$142,703	$136,444
Income per share
Basic	$0.08	$0.07	$0.01	$0.01
Diluted	$0.07	$0.06	$0.01	$0.01

	For the three months ended		For the three months ended
	March 31, 2011		March 31, 2009
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
Net cash provided by (used in) operating activities		No Change	$(69,995)	$(129,012)
Net cash provided by investing activities			(388,753)	(342,366)
Net cash used in financing activities			(24,165)	(24,165)
Effect of exchange rate changes on cash and cash equivalents			(24,234)	(11,604)
Decrease in cash and cash equivalents			(507,147)	(507,147)
Cash and cash equivalents			$605,340	$605,340

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The unaudited interim condensed consolidated financial statements furnished herein included all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Interim results are not necessarily indicative of the results that maybe expected for a full tear.  The information included in this Form 10-Q/A should be read in conjunction with information included in the Company’s Annual Report on Form 10-K/A (Amendment 2) for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 15, 2011.

Cash and cash equivalents

For purposes of the statement of cash flow, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts receivables

Accounts receivables are stated at net realizable value. Any allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging analysis. The Company’s receivables are primarily due from the municipal government of Harbin City and are considered by management to be fully collectible. Therefore, no allowance for doubtful accounts was deemed necessary at March 31, 2010 or December 31, 2009.

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Landfill development costs

Landfill Development Costs, which also includes advances to suppliers representing payments made for machinery, supplies and equipment and construction in progress costs related to the construction of the landfill, are stated at cost, net of accumulated amortization.  Amortization is computed on a units of measure basis.  In preparing the condensed consolidated financial statements, the Company determined that it would amortize construction costs, based on actual tonnage, in proportion to the full anticipated capacity of the landfill.  The determination was based on the assessment that it is probable that the Company will continue to utilize the Harbin landfill for the full term of the Build Operate and Transfer (“BOT”) agreement and that, in that period, the landfill is filled to capacity.  The Company determined that the units of measure method of accounting for landfill development costs more accurately reflect the cost of building the landfill with the revenue recognized with each ton of waste disposed of in the landfill over the life of the landfill.  The Company believes this method of accounting more accurately reflects the characteristics of their agreement with HMUAB.

The Company made a determination that it would not establish a reserve against the advances to suppliers that are included in landfill development costs on the balance sheets as of March 31, 2010 and December 31, 2009.  The determination was based on the continuance of operations at the landfill, and the probability that the advances will be utilized for purchase of construction materials and equipment during 2010 and 2011.

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

For revenue associated with waste disposed at the landfill, the Company has determined the appropriate revenue recognition policy to be the greater of the minimum rate or the actual tonnage disposed of during the period, whichever is greater.  The Company also discloses separately the actual tonnage disposed each period in order to match the cost of revenues with the actual disposal activities.  See Note 4 for cost of revenue.

            As part of the Franchise Agreement with the Harbin landfill, the Company had the right to charge minimum fees per day and during the periods of suspension by the Harbin County Government.   Minimum fee revenue is disclosed separately as these fees result in a different cost of revenue model. The minimum fees were negotiated to reimburse the administrative costs.

The Company’s revenue is derived primarily from its solid waste disposal operations and bottle recycling operations. For the solid waste disposal operations, the Company recognizes revenue upon the arrival of the solid waste at the landfill.  The Company records revenue associated with the resale of bottles and caps based on the contract price that the Company’s consignee is required to pay to the Company upon its resale of the processed plastic.  Revenue is recorded on the date when the consignee ships the processed plastic to its customer, at which time it is contractually obliged to pay the related fee to the Company.

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, other receivables, accounts payable, accrued expenses, taxes payable and notes payable approximate fair value due to the short-term nature of these items. the Company uses the Level 3 method to measure fair value of its bank loan. The carrying amount of bank loan approximates the fair value based on the Company's expected borrowing rate for debt with similar remaining maturities and comparable risk in market. The Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with ASC 820.

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock-based compensation

Stock-based compensation is in accordance with ASC 718 and is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). For the quarters ended March 31, 2010 and 2009, $95,688 stock based compensation expense for each period was recorded in selling, general and administrative expenses, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three months ended March 31,
	2010	2009
Net income	$873,325	$161,766
Shares (denominator):
Weighted average common shares outstanding - basic	11,969,910	11,101,574
Earnings per share - basic	$0.07	$0.01
Plus: effect of diluted securities - unvested compensation	3,000,276	3,868,612
Shares
Weighted average common shares outstanding - diluted	14,970,186	14,970,186
Earnings per share - diluted	$0.06	$0.01

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New accounting pronouncements

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replaced the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company has determined the adoption of this ASU does not have material impact on its financial statements.

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

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  LANDFILL DEVELOPMENT COSTS AND PROPERTY AND EQUIPMENT

	March 31, 2010	December 31, 2009

Property and Equipment	$168,563	$168,535
Less: accumulated depreciation	(48,448)	(44,360)
Total property and equipment, net	$120,115	$124,175

Landfill development costs
Machinery and equipment	$1,100,918	$1,097,761
Landfill	2,316,065	2,129,168
Construction in progress	3,499,174	3,645,860
Advances to suppliers	3,784,613	3,783,981
Subtotal	10,700,770	10,656,770
Less: accumulated amortization	(2,726,623)	(2,423,871)
Total Landfill development costs, net	$7,974,147	$8,232,899

Property and equipment are stated at cost, net of accumulated depreciation and amortization.  Maintenance and repairs are charged to expense as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of 5-10 years.  Depreciation expense for property and equipment for the three months ended March 31, 2010 and March 31, 2009 was $4,088 and $4,075, respectively.

Landfill development costs represents the capitalized expenses attributable to the construction of the Harbin landfill.  Landfill development costs are amortized using a units of measure method over the contract term, commencing when the landfill was first put into use.  In preparing the Consolidated Financial Statements, the Company determined that it would amortize landfill development costs, based on actual tonnage, in proportion to the full anticipated capacity of the landfill.  The determination was based on the assessment that it is probable that the Company will continue to utilize the Harbin landfill for the full term of the BOT agreement and that, in that period, the landfill is filled to capacity.  The Company determined that the units of measure method of accounting for landfill development costs more accurately reflect the cost of building the landfill with the revenue recognized with each ton of waste disposed of in the landfill over the life of the landfill.  The Company has determined this method of accounting more accurately reflects the characteristics of their agreement with HMUAB.  The total construction is expected to cost approximately $17,235,000.

Landfill development costs include advances to suppliers representing payments made for machinery, supplies and equipment related to the construction of the landfill.  The Company determined that it would not establish a reserve against the advances to suppliers that are included in landfill development costs on the balance sheets as of March 31, 2010 and December 31, 2009.  The determination was based on the continuance of operations at the Landfill, and the probability that the advances will be utilized for purchase of construction materials and equipment during 2010 and 2011.

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.   LANDFILL DEVELOPMENT COSTS AND PROPERTY AND EQUIPMENT (Continued)

The Company has no obligations relating to capping, closure or other post-closure obligations; accordingly no reserve for post-closure activities has been established.

Landfill amortization expense for the three months ended March 31, 2010 and 2009 was $300,827 and $0, respectively.  During the three months ended March 31, 2010, the Company disposed of 126,855 tons of waste in the landfill.  During the three months ended March 31, 2009  the Company did not dispose of any waste due to the suspension of operations at the landfill.  Accumulative tonnage from inception is 1,149,490 tons as of March 31, 2010 and 961,702 tons as of March 31, 2009.

Interest expense in the amount of $40,769 was capitalized for the three months ended March 31, 2010 and will be included in landfill development costs.  Interest expense of $59,018 was not capitalized during three months ended March 31, 2009 during the suspension period.  The capitalized interest is amortized as landfill development costs.

The landfill will be constructed over a period of years as one (1) whole unit.  However, the construction will be completed in different stages in order to comply with certain structural requirements.  In order to start the next phase of construction, the prior phase must be completed.  The Company anticipates the total landfill capacity of approximately 7.8 million tons.  The build outs will be as follows:

●	Phase 1 totals approximately 1.60 mil tons (below ground and 20.51% of total tonnage)
●	Phase 2 totals approximately 0.67 mil tons (below ground and 8.59% of total tonnage)
●	Phase 3 totals approximately 1.00 mil tons (below ground and 12.82% of total tonnage)
●	Phase 4 totals approximately 4.53 mil tons (above ground and 58.08% of total tonnage)

Each earlier phase acts to support the later phases, meaning the next phase cannot commence until the prior phase is constructed and filled with waste.  Moreover, the revenue generation is for the entire period of landfill operations.  Since the Company believes the cost structure should mirror the fundamental interrelationship of all four phases, the Company has evaluated the total cost of completing the full construction of the landfill and viewed the landfill as one (1) unit for accounting purposes.

The total construction will cost approximately $17.235,000.  These costs are for the completion of the three underground phases with minimal costs expected for the 4th phase above ground.

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

NOTE 5.   INVENTORY

Inventory consists of the following:

	March 31, 2010	December 31, 2009
Raw material	$19,347	$36,837
Consigned processingmaterials	28,831	-
Low-value consumables	4,786	5,813

Total	$52,964	$42,650

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. OTHER RECEIVABLES

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

NOTE 8. MAJOR CUSTOMER

On September 1, 2003, the Company signed an exclusive 17-year, Build-Operate-Transfer (“BOT”) agreement with Harbin Municipal Urban Administrative Bureau (“HMUAB”) to handle approximately one-third of the city’s solid waste disposal.  The contract will expire on August 30, 2020. The revenue from HMUAB accounted for 100% of the gross revenues for the years ended December 31, 2009 and 2008.

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

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. MAJOR CUSTOMER (Continued)

Accounts receivable related to HMUAB and Dongxin are as follows:

	March 31, 2010		December 31, 2009
	Accounts Receivables	% of Accounts Receivables	Accounts Receivables	% of Accounts Receivables
HMUAB	$4,450,265	95%	$4,253,203	100%
Sales through Dongxin	249,741	5%	-	0%

Total	$4,700,006	100%	$4,253,203	100%

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

The segment information for the reportable segments for the three ended March 31, 2010 and 2009 and the reconciliation of reportable segment net sales and net income to the consolidated total are as follows:

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. SEGMENT INFORMATION (Continued)

For the Three Months Ended March 31, 2010	Landfill Operation	PET Bottle Recycling	Landfill Minimum Fees	Consolidated Total

Net revenue	$1,122,699	$465,055	$-	$1,587,754
Cost of revenue	356,730	95,614	-	452,344
Gross profit	765,969	369,441	-	1,135,410
Income from operations				989,492
Other income				23,106
Income before income taxes				1,012,598
Provision for income taxes				139,273
Net income				$873,325

For the Three Months Ended March 31, 2009	Landfill Operation	PET Bottle Recycling	Landfill Minimum Fees	Consolidated Total

Net revenue	$-	$-	$442,345	$442,345
Cost of revenue	-	-	-	-
Gross profit	-	-	442,345	442,345
Income from operations	-	-	-	258,688
Other income				(51,573)
Income before income taxes				207,115
Provision for income taxes				45,349
Net income				$161,766

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. BANK LOAN PAYABLE

On November 18, 2004, the Company received a long-term loan from Industrial and Commercial Bank of China, Harbin Branch in the amount of $4,832,960, secured by the Company’s building. The loan had a 5-year term, maturing November 15, 2009. Pursuant to the loan agreement, the interest rate for the first year was set at 7.605%. Starting from the second year and thereafter, the rates become adjustable based on the change of the official rates at the time. In addition to paying the quarterly interest, the Company is also required to make $241,648 pre-determined principal repayments every quarter, except for the final two quarters wherein our quarterly payment is $302,060.

Upon the suspension of the Company’s landfill operation as discussed in Note 13, the Company renegotiated with the Bank for a temporarily reduced quarterly principal repayment in the amount of RMB 200,000 ($29,278) each quarter, starting in the third quarter of 2007.

The Company recommenced the landfill operation in October 2009 and obtained an extension for the above loan on November 13, 2009. The extended loan has a fixed interest rate of 6.534% per annum and matures on December 25, 2011. In accordance with the loan extension agreement, the Company will be required to make the regular quarterly repayments as previously agreed. For the three months ended March 31, 2010, the Company repaid $241,648 to the lender.  Interest expense for the three months ended March 31, 2010 amounted to $40,769 and capitalized as construction in progress.  Interest expense of $59,018 was not capitalized during three months ended March 31, 2009 during the suspension period.

As of March 31, 2010 and December 31, 2009, the loan payable consists of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Loan payable	$1,812,360	$2,054,008

Less: current portion	966,592	966,592

Loan payable - non-current portion	$845,768	$1,087,416

Maturities of the long term debt payable;	March 31, 2010

By December 25, 2010	$724,944

By December 25, 2011	1,087,416

$1,812,360

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.  INCOME TAXES

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

The estimated tax savings as a result of our tax holidays for the three months ended March 31, 2010 and 2009 amounted to $169,587 and $38,201, respectively. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share for the three months ended March 31, 2010 from $0.07 to $0.06, with no change in basic earnings per share for the three months ended March 31, 2009.

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

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.  INCOME TAXES (Continued)

Deferred tax assets/(liability) and the related valuation allowance were as follows:

	March 31, 2010	December 31, 2009
	(Restated)	(Restated)

USA	$322,305	$289,771
China	19,688	(10,631)

Less: Valuation Allowance	(322,305)	(289,771)

Net	$19,688	$(10,631)

For the three month period ended March 31, 2010 and the year ended December 31, 2009, the corporate income expenses were as follows:

	March 31, 2010	March 31, 2009
	(Restated)	(Restated)

Current	$169,587	$38,200
Deferred	(30,314)	7,149

Total	$139,273	$45,349

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the three month period ended March 31, 2010 and the year ended December 31, 2009.

	March 31, 2010	March 31, 2009
	(Restated)	(Restated)

U.S. statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0%)	(34.0%)
China statutory income tax rate	25.0%	25.0%
China income tax exemption	(12.5%)	(12.5%)
Expenses incurred in USA that are not subject to the PRC income tax	1.3%	5.87%
Non-deductible expenses	-%	3.5%

Effective tax rate	13.8%	21.9%

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.  STATUTORY RESERVES

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

If the accumulated balance of the Company’s statutory reserve is not enough to make up for the losses of the Company’s previous year, the current years’ profit shall first be used for making up the losses before the statutory reserve is drawn.  For the three months ended March 31, 2010 and 2009,  the Company had after tax profits of $873,325 and $161,766 and therefore is required to make contributions of $87,333 and $16,177, respectively, to the statutory surplus reserve account.

	March 31, 2010	March 31, 2009
After tax profits	$873,325	$161,766
Percentage applied	10%	10%
Addition to Accumulated Statutory Surplus Reserve	$87,333	$16,177
Accumulated Statutory Surplus Reserve	$655,054	$519,110

NOTE 13.  DIVIDEND POLICY

Pursuant to the PRC enterprise income tax law effective on January 1, 2008, dividends payable by a foreign investment entity to its foreign investors are subject to a withholding tax of up to 20%.  At present, the Chinese tax authority has not issued any guidance on the application of the EIT Law and its implementing rules on non-Chinese enterprises or group enterprise controlled entities.  In practice, the tax authorities typically impose the withholding tax rate of 10%, as prescribed in the implementation regulations; however, there can be no guarantee that this practice will continue as more guidance is provided by relevant government authorities.  As a result, the Company is unable to predict whether payments from EESC will be subject to withholding tax because it is unclear whether EESC will be deemed to be a resident enterprise for Chinese tax purposes.  On the other hand, if EESC is deemed to be a resident enterprise, then EESC will be subject to an enterprise income tax rate on all of its income, including income earned outside of China.  The income tax rate on such worldwide would be 12.5% through 2011.  Thereafter, the enterprise income tax rate will increase to 25%.  EESC does not expect to pay any dividends

EESC’s ability to meet its obligations in the United States depends upon the receipt of dividends or other payments from Harbin Yifeng, its operating subsidiary in China.  The payment of dividends by entities organized in China is subject to limitations, procedures and formalities.  In addition, Harbin Yifeng, from time to time, may be subject to restrictions on its ability to make distributions, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions.

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.   STOCKHOLDERS' EQUITY

In the second quarter of 2008, the Company issued a total of 2,950,000 shares of its common stock as compensation to consultants and seven employees for a fair value of $1,327,500, which was recorded in additional paid-in capital.

NOTE 15.   STOCK-BASED COMPENSATION

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

A summary of the status of the Company’s non-vested shares as of March 31, 2010, and changes during the three months ended March 31, 2010, is presented below:

Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value

Non-vested at December 31, 2009	3,144,999	$1,510,138
Granted	-	-
Vested	217,084	95,687
Forfeited	-	-
Non-vested at March 31, 2010	2,927,915	$1,414,451

A summary of the status of the Company’s deferred stock compensation under the Plan as of March 31, 2010, and changes for the three months ended March 31, 2010, is presented below:

Deferred stock compensation as of December 31, 2009	$1,498,319
Compensation expenses debited to statement of operations
with a credit to additional paid-in capital	(95,688)
Deferred stock compensation as of March 31, 2010	$1,402,631

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. SIGNIFICANT EVENT

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

Restatement of Financial Statements

The Company has restated its unaudited condensed consolidated financial statements for the three months ended March 31, 2010 and 2009 to implement a revision to the Company’s policies regarding recognition of revenue and expenses associated with its landfill operations.  Previously the Company capitalized the costs of development of the landfill as portions of the project were placed into service, and amortized such capitalized costs over the anticipated life of the landfill operations.  The Company has determined that because each phase of landfill construction builds upon the prior phases, a more appropriate recognition policy would amortize the entire anticipated cost of the landfill in proportion to the ratio of total tonnage disposed in the landfill to the anticipated total tonnage to be disposed in the landfill.  The effect of adopting this new policy on the unaudited condensed consolidated financial statements of the Company for the three months ended March 31, 2010 and 2009 is quantified in Note 2 to the Unaudited Condensed Consolidated Financial Statements.  The discussion in this Item has been modified to reflect the results of the restatement.

Results of Operations

The growth of our business was delayed in June 2007, when the Harbin Municipal Urban Administrative Bureau (“HMUAB”), which was our only customer at that time, was mandated by the PRC National Environment Protection Bureau to carry out certain modifications to the development of its landfill for the protection of local residents.  The modifications involved the relocation of some of the neighboring residents, as well as the relocation of our wastewater disposal plant.  The cost of the modifications was borne entirely by the HMUAB.  Nevertheless, while the modifications are ongoing, we suspended our operations at the Landfill, which are currently our only source of revenue.  The suspension was lifted in November 2009, and we have now returned to full operations.  Our unaudited condensed consolidated financial statements for the first three months of 2009, however, reflect the results of suspended operations.

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
•
In January 2010 we took the first major step towards implementing our plan to commercialize the resources available in the waste deposited in the landfill, as we engaged an agent to process and distribute the polyethylene terephthalate (“PET”) bottles that we remove from the landfill.

Our agreement with Harbin Dongxin Group mark the expansion of our business from waste storage toward the efficient recycling of waste into value-added products.  The use of PET by the bottling industry has increased dramatically in the past decade, as has the demand for recycled PET for a variety of industrial purposes, especially as a component of solar-heating installations.  With both supply and demand for PET established, the logic of positioning ourselves as middleman becomes evident.  Since January 2010, we have been removing the PET bottles from waste deposited in the Harbin landfill and delivering the bottles to Harbin Dongxin Group on a consignment basis.  We pay Harbin Dongxin Group a per-ton fee for processing the bottles into usable PET, and then we consign the resulting PET to Harbin Dongxin Group for resale to industry.  We fix a minimum resale price, which Harbin Dongxin Group must collect and remit to us upon sale of the recycled PET.  Harbin Dongxin Group is entitled to retain any revenue it obtains from the resale in excess of the fixed minimum price.

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

Although our revenues in the first three months of 2009 were achieved without any production on our part, we still realized $103,218 in costs in connection with retaining our core employees on salary, even as we had no revenue producing work for them to perform.  Management determined that eliminating the Company’s employee base during the landfill suspension would make it very difficult to revive that operation when the suspension ended.  These costs were charged to administrative costs.  This decision proved advantageous as 2010 began, as we were able to return promptly to full-scale operation without significant start-up costs or inefficiencies.  During the three months ended March 31, 2010 our cost of goods sold was $452,344.

Selling, general and administrative expenses in the first quarter of 2010 was $145,918 compared with $183,657 in the first quarter of 2009.  In both periods, the majority of our selling, general and administrative expense was attributable to the expensing of stock compensation that we gave to employees and consultants in 2008 as incentives for future services:  Stock compensation expense was $95,688 in both the first quarter of 2010 and the first quarter of 2009.  At March 31, 2010 the remaining $1,402,631 in deferred stock compensation expense will be amortized as expenses over the expected terms of service of the employees and consultants who received the shares.

The Company’s revenue less expenses resulted in a pre-tax income of $1,012,598 for the three months ended March 31, 2010, compared to a pre-tax income of $207,115 during first three months of 2009.  As a result of Chinese tax laws that reward foreign investment in China, Yifeng was entitled to exemption from income taxes during 2007 and 2008, followed by a 50% abatement of taxes from 2009 to 2011.  In the first quarter of 2010, after accruing $139,273 for income taxes, our net income was $873,325, representing $0.07 (diluted $0.06) per share.  Net income in the first quarter of 2009 was $161.757, or $.01 per share (basic and diluted).

During the three months ended March 31, 2009, no disposal took place at the landfill during the suspension period.  During the three months ended March 31, 2010, 126,855 actual tonnage was disposed after the suspension was lifted.  During this same period in 2010, 898 tons of plastic was recycled from the landfill through the Company’s distributors Harbin Dongxin Group and Harbin Bin County Welfare Plastic Products Co., Ltd.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is included in the retained earnings on our balance sheet; the translation adjustments are included in a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the first quarter of 2010 and 2009, the effect of converting our financial results from RMB to U.S. Dollars was to reduce our accumulated other comprehensive income by $48,918 and $25,323, respectively.

Liquidity and Capital Resources

To date, we have financed our operation and met capital expenditure requirements primarily through bank loans and operating income. On November 18, 2004, the Company received a long-term loan from Industrial and Commercial Bank of China, Harbin Branch in the amount of $4,832,960, secured by the Company’s building. The loan was for a 5-year term, maturing November 15, 2009 with interest adjustable based on official rates. The loan agreement does not include any financial covenants with which the Company must comply.  In November 2009 the Bank extended the due date of the loan to December 25, 2011 and fixed the interest rate at 6.534% per annum.  In addition to paying the quarterly interest, the Company is also required to make $241,648 pre-determined principal repayments every quarter, except for the final two quarters wherein our quarterly payment is $302,060.

Our working capital at March 31, 2010 totaled $4,883,911, an increase of $951,571 from our working capital at December 31, 2009.  The increase was mainly attributable to our net income, as the $446,803 increase in our accounts receivable was offset by the repayment in March 2010 of the $440,000 loan we had made to Harbin Jiayi Import and Export Co., Ltd. in 2009.

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

Our operations during the three months ended March 31, 2010 provided $786,560 in net cash.  Net cash from operations was less than net income for the period primarily due to a $446,803 increase in accounts receivable during the quarter.  Accounts receivable increased as a result of the revival of operations at the Landfill, and as a result of the initiation of sales of PET, both of which resulted in sales in the first quarter for which we will collect in the second quarter.  During the first quarter of fiscal year 2009, by comparison, our operations used $(129,012) in cash, as our landfill operations were suspended during that period and HMUAB was accruing but not paying the minimum contractual fee.

During the first three months of 2009, when our operations were suspended, we utilized our cash reserves by making loans to third parties, to achieve better interest rates than were offered by local banks.  We made a loan of $526,511 during that quarter to Harbin Jiayi Import and Export Co., Ltd., which agreed to pay us 5.31% annual interest.  During the same period we collected a loan of $234,518 that we had previously made to Harbin Binjiang Freight Co., Ltd., which was owned by our then-President.  Our investing activities during the first quarter of 2009, used $342,366 in cash.  During the first quarter of 2010, on the other hand, we collected the remaining balance of the loan made a year earlier to Harbin Jiayi Import and Export Co., and so our investing activities provided $375,969 in cash.

The cash provided by investing activities in the first quarter of 2010 was offset in part by $241,648 that we used during the first quarter of 2010 to satisfy our bank loan obligations.  In the first quarter of 2009, the bank had reduced our payment obligations due to the suspension of landfill operations, and we paid only $24,165 on account of our bank loan.  Now that the landfill is operating again, we will incur quarterly payment obligations to the bank of $241,648 plus interest, except for the final two quarters wherein our quarterly payment is $302,060.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

a)	Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, had evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the controls and procedures were not effective.  The weaknesses in the Company’s controls and procedures consisted of a lack of expertise among the personnel in the Company’s accounting department in identifying, implementing and interpreting complex accounting pronouncements issued under U.S. Generally Accepted Accounting Principles, which has resulted in certain errors in accounting identified in Note 2 to the Unaudited Condensed Consolidated Financial Statements.

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were not effective due to the material weaknesses mentioned above.  Accordingly, the Company has retained a new Chief Financial Officer in November 2010, experienced in U. S. GAAP accounting.

(b)           Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and the new Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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