Form 10-Q/A
period 2010-06-30
Eastern Environment Solutions Corp.
filed 2011-03-25
CIK 1119721

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

August 16, 2010:  Common Voting Stock: 14,970,186

EASTERN ENVIRONMENT SOLUTIONS, CORP.
QUARTERLY REPORT ON FORM 10Q

EXPLANATORY NOTE

This Form 10-Q/A (“Amendment No.1”) is being filed by Eastern Environmental Solutions Corp. (the “Company”) to amend the Company’s Form 10-Q for the quarter ended June 30, 2010, filed with the Securities and Exchange Commission (“SEC”) on August 16, 2010 (“Initial 10-Q”).  This Amendment No.1 is filed to

•	amend the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2010,
•	amend the disclosures in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations and
•	amend the disclosures in “Management’s Report on Internal Controls over Financial Reporting” section under Item 4.
•
add the disclosure in Note 2 to the Unaudited Condensed Consolidated Financial Statements on the impact of the restatement on our financial statements for the three and six months ended June 30, 2010 and June 30, 2009;

•	modify Note 4, Property and Equipment, to the unaudited Condensed Financial Statements;

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

EASTERN ENVIRONMENT SOLUTIONS, CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	Restated	Restated

ASSETS
Current assets:
Cash and cash equivalents	$851,877	$428,052
Accounts receivable	7,975,281	4,253,203
Inventory	13,882	42,650
Other receivables	783	440,208
Loans to related parties	65,949	42,828
	8,907,772	5,206,941

Property and equipment, net of accumulated depreciation of $52,797 and $44,360, respectively	116,871	124,175

Landfill development costs, net of amortization of $3,063,261 and $2,423,871, respectively	7,747,480	8,232,899

Deferred Tax Assets	51,846	-

Total Assets	$16,823,969	$13,564,015

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Bank loan payable - current portion	$966,592	$966,592
Accounts payable	815	810
Taxes payable	665,887	174,375
Deferred Tax Liability		10,631
Accrued expenses and other payables	78,733	92,192
	1,712,027	1,244,600

Long-term liabilities:
Bank loan payable - net of current portion	604,120	1,087,416

Total Liabilities	2,316,147	2,332,016

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 14,970,186 shares issued and outstanding as of June 30, 2010 and December 31, 2009	1,497	1,497
Additional paid-in-capital	4,021,929	3,836,165
Accumulated other comprehensive income	1,721,245	1,717,131
Statutory reserves	876,316	567,721
Retained earnings - Unappropriated	7,886,835	5,109,485
Total Stockholders' Equity	14,507,822	11,231,999

Total Liabilities and Stockholders' Equity	$16,823,969	$13,564,015

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

EASTERN ENVIRONMENT SOLUTIONS, CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

		SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
		2010	2009	2010	2009
		Restated	Restated	Restated	Restated

Revenues
-	Landfill disposal fees	$2,309,528	$-	$1,186,829	$-
-	Landfill minumum fees	-	890,015	-	447,670
-	PET bottle sales	4,521,978	-	4,056,923	-
		6,831,506	890,015	5,243,752	447,670

Cost of Revenues
-	Landfill disposal fees	725,037	-	368,307	-
-	Landfill minumum fees	-	-	-	-
-	PET bottle sales	2,279,850	-	2,184,236	-
		3,004,887	-	2,552,543	-

Gross Profit		3,826,619	890,015	2,691,209	447,670

Selling, general and administrative expenses		294,925	353,217	149,008	169,560

	Income from operations	3,531,694	536,798	2,542,201	278,110

Other Income (Expense)
Interest income		23,547	8,165	321	720
Interest expense		-	(111,161)	-	(52,143)
Other expense		(112)	-	9	-
	Total other income (expense), net	23,435	(102,996)	330	(51,423)

Income from Operations before Income Taxes		$3,555,129	$433,802	$2,542,531	$226,687

Provision for Income Taxes		469,184	93,579	329,911	48,230

Net Income		3,085,945	340,223	2,212,620	178,457

Other Comprehensive Income (Loss) -
Foreign currency translation Income (loss)		4,114	(25,249)	53,032	74

Comprehensive Income		$3,090,059	$314,974	$2,265,652	$178,531

Basic and Diluted Income Per Share
Basic		$0.26	$0.03	$0.18	$0.02
Diluted		$0.21	$0.02	$0.15	$0.01

Weighted Average Number of Common Shares Outstanding
Basic		12,078,590	11,210,717	12,186,074	11,318,660
Diluted		14,970,186	14,970,186	14,970,186	14,970,186

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

EASTERN ENVIRONMENT SOLUTIONS, CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED JUNE 30,
	2010	2009
	Restated	Restated

Cash Flows From Operating Activities:
Net income	$3,085,945	$340,223
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	625,673	8,153
Amortization of stock-based compensation	185,764	191,376
Deferred tax expense (benefit)	(62,141)	14,310

Changes in operating assets and liabilities:
Accounts receivable	(3,722,078)	(887,314)
Inventory	28,768	22,703
Accounts payable	5	(77)
Taxes payable	491,512	79,281
Accrued expenses and other payables	(13,459)	149

Net cash provided by (used) in operating activities	619,989	(231,196)

Cash Flows From Investing Activities:
Purchase of property and equipment	(2,284)	(42,276)
Payment of capitalized interests for construction loan	(78,059)	-
Payments on loans to unrelated party	-	(343,815)
Collections on loans to unrelated party	439,425
Payments on loans to related party	(23,121)	211,909

Net cash provided by (used in) investing activities	335,961	(174,182)

Cash Flows From Financing Activities
Repayment of bank loan payable	(483,296)	(48,330)

Net cash used in financing activities	(483,296)	(48,330)

Effect of exchange rate changes on cash and cash equivalents	(48,829)	(22,979)

Increase (decrease) in Cash and Cash Equivalents	423,824	(476,687)

Cash and Cash Equivalents - Beginning of period	428,052	1,112,487

Cash and Cash Equivalents - End of period	$851,877	$635,800

Supplemental Cash Flow Information:
Cash paid during the periods:
Interest expense	$78,059	$111,165
Income taxes	$174,362	$-

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

NOTE 2. RESTATEMENT

The Company has restated the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2010 and 2009 for the following reasons:

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

The Company records revenue associated with separating the waste and reselling bottles based on the actual rate, plus the costs of labor, the Company receives per the amount delivered to the bottling customer.  The amount of waste separated will reduce the actual tons disposed in the landfill each period.

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

NOTE 2. RESTATEMENT (Continued)

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

The impact of this restatement on the unaudited condensed consolidated financial statements for the three and six month periods ended June 30, 2010 and 2009 as previously reported is summarized below:

	June 30, 2010		December 31, 2009
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
Total Assets	$19,030,157	$16,823,969	$15,309,927	$13,564,015
Landfill Development Costs, net	-	7,747,480	-	8,232,899
Fixed Assets, net	6,312,971	116,871	6,319,005	124,175
Advances to Suppliers	3,809,414	-	3,783,981	-
Statutory Reserves	186,156	876,316	186,156	567,721
Retained Earnings	$10,540,405	$7,886,835	$7,019,463	$5,109,485

	For the six months ended		For the six months ended
	June 30, 2010		June 30, 2009
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
Revenues	$6,831,506	$6,831,506	$890,019	$890,015
Cost of revenue	2,507,747	3,004,887	185,630	-
Gross profit	4,323,759	3,826,619	704,389	890,015
Selling, general and administrative expenses	294,925	294,925	282,026	353,217
Operating income	4,028,834	3,531,694	422,363	536,798
Net income	$3,520,942	$3,085,945	$351,253	$340,223
Comprehensive
income	$3,539,704	$3,090,059	$324,254	$314,974
Income per share
Basic	$0.29	$0.26	$0.03	$0.03
Diluted	$0.24	$0.21	$0.02	$0.02

	For the three months ended		For the three months ended
	June 30, 2010		June 30, 2009
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
Revenues	$5,243,752	$5,243,752	$447,670	$447,670
Cost of revenue	2,297,916	2,552,543	82,401	-
Gross profit	2,945,836	2,691,209	365,269	447,670
Selling, general and administrative expenses	149,007	149,008	144,397	169,560
Operating income	2,796,829	2,542,201	220,872	278,110
Interest expense	-	-	714	52,143
Net income	$2,435,418	$2,212,620	$180,512	$178,457
Comprehensive
income	$2,502,754	$2,265,652	$181,306	$178,531
Income per share
Basic	$0.20	$0.18	$0.02	$0.02
Diluted	$0.16	$0.15	$0.01	$0.01

	For the Six months ended		For the Six months ended
	June 30, 2009		June 30, 2009
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
Net cash used in operation activities			$(85,074)	$(231,196)
Net cash used in investing activities		No Change	(319,110)	(174,182)
Net cash used in financing activities			(48,330)	(48,330)
Effect of exchange rate changes on cash
and cash equivalents			(24,173)	(22,979)
Decrease in cash and cash equivalents			(476,687)	(476,687)
Cash and cash equivalents			$635,800	$635,800

	March 31, 2010		December 31, 2009
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
Total Assets	$16,200,978	$14,231,894	$15,309,927	$13,564,015
Landfill Development Costs, net	-	7,974,147	-	8,232,899
Fixed Assets, net	6,298,421	120,115	6,319,005	124,175
Advances to Suppliers	3,784,613	-	3,783,981	-
Statutory Reserves	186,156	655,054	186,156	567,721
Retained Earnings	$8,104,987	$5,895,477	$7,019,463	$5,109,485

	For the three months ended		For the three months ended
	March 31, 2010		March 31, 2009
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
Revenues	$1,587,754	$1,587,754	$442,345	$442,345
Cost of revenue	209,831	452,344	103,218	-
Gross profit	1,377,923	1,135,410	339,127	442,345
Selling, general and administrative expenses	145,918	145,918	137,631	183,657
Operating income	1,232,005	989,492	201,496	258,688
Interest expense	-	-	-	59,018
Net income	$1,085,524	$873,325	$170,741	$161,766
Comprehensive
income	$1,036,949	$824,407	$142,703	$136,443
Income per share
Basic	$0.08	$0.07	$0.01	$0.01
Diluted	$0.07	$0.06	$0.01	$0.01

	For the three months ended		For the three months ended
	March 31, 2009		March 31, 2009
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
Net cash used in operation activities			$(69,995)	$(129,012)
Net cash used in investing activities		No Change	(388,753)	(342,366)
Net cash used in financing activities			(24,165)	(24,165)
Effect of exchange rate changes on cash
and cash equivalents			(24,234)	(11,604)
Decrease in cash and cash equivalents			(507,147)	(507,147)
Cash and cash equivalents			$605,340	$605,340

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

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segments

All of the Company's assets are located in The People's Republic of China. The Company began to operate the plastic bottles sorting and recycling segment during the first quarter of 2010.  At the present time, the Company operates in two business segments - landfill segment and plastic bottles sorting and recycling segment.  The Company operated in one business segment for the three months ended June 30, 2009.

 Landfill development costs

Landfill Development Costs, which also includes advances to suppliers representing payments made for machinery, supplies and equipment and construction in progress costs related to the construction of the landfill, are stated at cost, net of accumulated amortization.  Amortization is computed on a units of measure basis.  In preparing the Consolidated Financial Statements, the Company determined that it would amortize construction costs, based on actual tonnage, in proportion to the full anticipated capacity of the landfill.  The determination was based on the assessment that it is probable that the Company will continue to utilize the Harbin landfill for the full term of the Build Operate and Transfer (“BOT”) agreement and that, in that period, the landfill is filled to capacity.  The Company determined that the units of measure method of accounting for landfill development costs more accurately reflect the cost of building the landfill with the revenue recognized with each ton of waste disposed of in the landfill over the life of the landfill.  The Company has determined this method of accounting more accurately reflects the characteristics of their agreement with HMUAB.

The Company made a determination that it would not establish a reserve against the advances to suppliers that are included in landfill development costs on the consolidated balance sheets as of June 30, 2010 and December 31, 2009.  The determination was based on the continuance of operations at the landfill, and the probability that the advances will be utilized for purchase of construction materials and equipment during 2010.

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

The Company’s U. S, tax returns are not subject to the tax authority’s examination prior to 2006.

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

Fair value of financial instruments

The Company adopted the provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

o	Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

o
Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

o
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

NOTE3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income	$2,212,620	$178,457	$3,085,945	$340,223

Shares (denominator):
Weighted average common shares outstanding - basic	12,186,074	11,318,660	12,078,590	11,210,717

Earnings per share - basic	$0.18	$0.02	$0.26	$0.03

Plus: effect of diluted securities - unvested compensation shares	2,784,112	3,651,526	2,891,596	3,759,469

Weighted average common shares outstanding - diluted	14,970,186	14,970,186	14,970,186	14,970,186

Earnings per share - diluted	$0.15	$0.01	$0.21	$0.02

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

NOTE3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LANDFILL DEVELOPMENT COSTS AND PROPERTY AND EQUIPMENT

	June 30, 2010	December 31, 2009

Property and Equipment	$169,668	$168,535
Less: accumulated depreciation	(52,797)	(44,360)
Total property and equipment, net	$116,871	$124,175

Landfill development costs	June 30, 2010	December 31, 2009
Machinery and equipment	$1,100,583	$1,097,761
Landfill	2,341,116	2,129,168
Construction in progress	3,559,628	3,645,860
Advances to suppliers	3,809,414	3,783,981
Subtotal	10,810,741	10,656,770
Less: accumulated amortization	(3,063,261)	(2,423,871)
Total Landfill development costs, net	$7,747,480	$8,232,899

Property and equipment are stated at cost, net of accumulated depreciation and amortization.  Maintenance and repairs are charged to expense as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of 5-10 years.  Depreciation expense for property and equipment for the three months ended June 30, 2010 and 2009 was $4,349 and $4,488, respectively.  Depreciation expense for property and equipment for the six months ended June 30, 2010 and 2009 was $8,437 and $8,153, respectively.

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

Landfill Development Costs, also includes advances to suppliers representing payments made for machinery, supplies and equipment related to the construction of the landfill.  The Company made a determination that it would not establish a reserve against the advances to suppliers that are included in Landfill Development Costs on the Balance Sheets as of June 30, 2010.  The determination was based on the continuance of operations at the Landfill, and the probability that the advances will be utilized for purchase of construction materials and equipment during 2010 and 2011.

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LANDFILL DEVELOPMENT COSTS AND PROPERTY AND EQUIPMENT (Continued)

The Company has no obligations relating to capping, closure or other post-closure obligations; accordingly no reserve for post-closure activities has been established.

Landfill amortization expense for the the three months ended June 30, 2010 and 2009 was $ 336,638 and $ 0, respectively.  Amortization expense for the landfill development costs for the six months ended June 30, 2010 and 2009 was $617,236 and $ 0, respectively.  During the three months ended June 30, 2010, the Company disposed of 133,501 tons of waste in the landfill.  During the six months ended June 30, 2010, the Company disposed of 260,356 tons of waste in the landfill.  During the three and six months ended June 30, 2009  the Company did not dispose of any waste due to the suspension of operations at the landfill.  Accumulative tonnage from inception is 1,282,991 tons as of June 30, 2010 and 961,702 tons as of March 31, 2009.

Interest expense in the amount of $37,290 was capitalized for the three months ended June 30, 2010.  Interest expense in the amount of $78,059 was capitalized for the six months ended June 30, 2010.  The interest will be amortized as landfill development costs.  Interest was not capitalized during the six months ended June 30, 2009 during the suspension period

The landfill will be constructed over a period of years as one (1) whole unit.  However, the construction will be completed in different stages in order to meet with certain structural requirements.  In order to start the next phase of construction, the prior phase must be completed.  Each earlier phase acts to support the later phases.  The Company anticipates the total landfill capacity of approximately 7.8 million tons.  The build outs will be as follows;

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

The total construction will cost approximately $17,235,000.  These costs are for the completion of the three underground phases with minimal costs expected for the 4th phase above ground.

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

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.   INVENTORY

Inventory consists of the following:

	June 30, 2010	December 31, 2009

Raw material	$9,006	$36,837
Low-value consumables	4,876	5,813

Total	$13,882	$42,650

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

The following table presents sales from major customers with individual sales over 10% of total net revenue for the three and six months ended June 30, 2010 and 2009:

	Ended June 30, 2010				Ended June 30, 2009
	Six Months		Three Months		Six Months		Three Months
	Sales	% of Total Sales	Sales	% of Total Sales	Sales	% of Total Sales	Sales	% of Total Sales
HMUAB	$2,309,528	34%	$1,186,829	23%	$890,015	100%	$447,670	100%
Sales through Dongxin	3,816,055	56%	3,351,000	64%	-	0%	-	0%
Sales through HBC	705,923	10%	705,923	13%	-	0%	-	0%
Total	$6,831,506	100%	$5,243,752	100%	$890,015	100%	$447,670	100%

Accounts receivable related to HMUAB, Dongxin and HBC are as follows:

	June 30, 2010		December 31, 2009
	Accounts Receivables	% of Accounts Receivables	Accounts Receivables	% of Accounts Receivables

HMUAB	$4,562,578	57%	$4,253,203	100%
Dongxin	2,816,764	36%	-	0%
HBC	595,939	7%	-	0%

Total	$7,975,281	100%	$4,253,203	100%

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

The segment information for the reportable segments for the three and six months ended June 30, 2010 and 2009 and the reconciliation of reportable segment net sales and net income to the consolidated total are as follows:

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. SEGMENT INFORMATION (Continued)

For the Three Months Ended June 30, 2010	Landfill Operation	PET Bottle Recycling	Landfill Minimum Fees	Consolidated Total

Net revenue	$1,186,829	$4,056,923	$-	$5,243,752
Cost of revenue	368,307	2,184,236	-	2,552,543
Gross profit	818,522	1,872,687	-	2,691,209
Income from operations				2,542,201
Other income				330
Income before income taxes				2,542,531
Provision for income taxes				329,911
Net income				$2,212,620

For the Six Months Ended June 30, 2010	Landfill Operation	PET Bottle Recycling	Landfill Minimum Fees	Consolidated Total

Net revenue	$2,309,528	$4,521,978	$-	$6,831,506
Cost of revenue	725,037	2,279,850	-	3,004,887
Gross profit	1,584,491	2,242,128	-	3,826,619
Income from operations				3,531,694
Other income				23,435
Income before income taxes				3,555,129
Provision for income taxes				469,184
Net income				$3,085,945

For the Three Months Ended June 30, 2009	Landfill Operation	PET Bottle Recycling	Landfill Minimum Fees	Consolidated Total

Net revenue	$-	$-	$447,670	$447,670
Cost of revenue	-	-	-	-
Gross profit	-	-	447,670	447,670
Income from operations				278,110
Other income				(51,423)
Income before income taxes				226,687
Provision for income taxes				48,230
Net income				$178,457

For the Six Months Ended June 30, 2009	Landfill Operation	PET Bottle Recycling	Landfill Minimum Fees	Consolidated Total

Net revenue	$-	$-	$890,015	$890,015
Cost of revenue	-	-	-	-
Gross profit	-	-	890,015	890,015
Income from operations				536,798
Other income				(102,996)
Income before income taxes				433,802
Provision for income taxes				93,579
Net income				$340,223

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. BANK LOAN PAYABLE

On November 18, 2004, the Company received a long-term loan from Industrial and Commercial Bank of China, Harbin Branch in the amount of $4,832,960, secured by the Company’s building. The loan had a 5-year term, maturing November 15, 2009. Pursuant to the loan agreement, the interest rate for the first year was set at 7.605%. Starting from the second year and thereafter, the rates become adjustable based on the change of the official rates at the time. In addition to paying the quarterly interest, the Company is also required to make $241,648 pre-determined principal repayments every quarter, with the exception of the last two quarterly payments, which are $302,060 each.

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

As of June 30, 2010 and December 31, 2009, the loan payable consists of the following:

	June 30, 2010	December 31, 2009

Loan payable	$1,570,712	$2,054,008

Less: current portion	966,592	966,592

Loan payable - non-current portion	$604,120	$1,087,416

Maturities of the long term debt payable:

By December 25,
2010	$483,296
2011	1,087,416
$1,570,712

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

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.  INCOME TAXES (Continued)

Deferred tax assets and the related valuation allowance were as follows:

	June 30, 2010	December 31, 2009
	(Restated)	(Restated)

USA	$352,930	$289,771
China	51,846	(10,631)
Less: Valuation Allowance	(352,930)	289,771

Net	$51,846	$(10,631)

For the three month periods ended June 30, 2010 and June 30, 2009, the corporate income expenses were as follows:

	June 30, 2010	June 30, 2009
	(Restated)	(Restated)

Current	$361,740	$41,075
Deferred	(31,829)	7,155

Total	$329,911	$48,230

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the three month periods ended June 30, 2010 and June 30, 2009.

	June 30, 2010	June 30, 2009
	(Restated)	(Restated)

U.S. statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0%)	(34.0%)
China statutory income tax rate	25.0%	25.0%
China income tax exemption	(12.5%)	(12.5%)
Expenses incurred in USA that are not subject to the PRC income tax	0.5%	5.8%
Non-deductible expenses	%	2.94%

Effective tax rate	13.0%	21.3%

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.  INCOME TAXES (Continued)

For the Six month periods ended June 30, 2010 and June 30, 2009, the corporate income expenses were as follows:

	June 30, 2010	June 30, 2009
	(Restated)	(Restated)

Current	$531,325	$79,275
Deferred	(62,141)	14,304

Total	$469,184	$93,579

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the six month periods ended June 30, 2010 and June 30, 2009.

	June 30, 2010	June 30, 2009
	(Restated)	(Restated)

U.S. statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0%)	(34.0%)
China statutory income tax rate	25.0%	25.0%
China income tax exemption	(12.5%)	(12.5%)
Expenses incurred in USA that are not subject to the PRC income tax	.7%	5.8%
Non-deductible expenses	-%	3.2%

Effective tax rate	13.2%	21.6%

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 12 STATUTORY RESERVES

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

For the three months ended June 30, 2010 and 2009, the Company had after tax profits of $2,212,620 and $178,457 and therefore is required to make  contributions of $221,262 and $17,845 respectively, to the statutory surplus reserve account.

	June 30, 2010	June 30, 2009
	(Restated)	(Restated)

After tax profits	$2,212,620	$178,457
Percentage applied	10%	10%
Addition to Accumulated Statutory Surplus Reserve	$221,262	$17,845
Accumulated Statutory Surplus Reserve	$876,316	$513,339

For the six months ended June 30, 2010 and 2009, the Company had after tax profits of $3,085,945 and $340,223 and therefore is required to make  contributions of $308,595 and $34,022 respectively, to the statutory surplus reserve account.

	June 30, 2010	June 30, 2009
	(Restated)	(Restated)

After tax profits	$3,085,945	$340,223
Percentage applied	10%	10%
Addition to Accumulated Statutory Surplus Reserve	$308,595	$34,022
Accumulated Statutory Surplus Reserve	$876,316	$531,955

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 DIVIDEND POLICY

Pursuant to the PRC enterprise income tax law effective on January 1, 2008, dividends payable by a foreign investment entity to its foreign investors are subject to a withholding tax of up to 20%.  At present, the Chinese tax authority has not issued any guidance on the application of the EIT Law and its implementing rules on non-Chinese enterprises or group enterprise controlled entities.  In practice, the tax authorities typically impose the withholding tax rate of 10%, as prescribed in the implementation regulations; however, there can be no guarantee that this practice will continue as more guidance is provided by relevant government authorities.  As a result, the Company is unable to predict whether payments from EESC will be subject to withholding tax because it is unclear whether EESC will be deemed to be a resident enterprise for Chinese tax purposes.  On the other hand, if EESC is deemed to be a resident enterprise, then EESC will be subject to an enterprise income tax rate on all of its income, including income earned outside of China.  The income tax rate on such worldwide would be 12.5% through 2011.  Thereafter, the enterprise income tax rate will increase to 25%.  EESC does not expect to pay any dividends.

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

NOTE 14.   STOCK-BASED COMPENSATION (Continued)

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

A summary of the status of the Company’s non-vested shares as of June 30, 2010, and changes during the six months ended June 30, 2010, is presented below:

Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value

Non-vested at December 31, 2009	3,144,999	$1,510,138
Granted	-	-
Vested	431,386	188,568
Forfeited	-	-
Non-vested at June 30, 2010	2,713,613	$1,321,570

A summary of the status of the Company’s deferred stock compensation under the Plan as of June 30, 2010, and changes for the three months ended June 30, 2010, is presented below:

Deferred stock compensation as of December 31, 2009	$1,498,319

Compensation expenses debited to statement of operations
with a credit to additional paid-in capital	(185,764)
Deferred stock compensation as of June 30, 2010	$1,312,555

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

Restatement of Financial Statements

The Company has restated its unaudited condensed consolidated financial statements for the three and six months ended June 30, 2010 and 2009 to implement a revision to the Company’s policies regarding recognition of revenue and expenses associated with its landfill operations.  Previously the Company capitalized the costs of development of the landfill as portions of the project were placed into service, and amortized such capitalized costs over the anticipated life of the landfill operations.  The Company has determined that because each phase of landfill construction builds upon the prior phases, a more appropriate recognition policy would amortize the entire anticipated cost of the landfill in proportion to the ratio of total tonnage disposed in the landfill to the anticipated total tonnage to be disposed in the landfill.  The effect of adopting this new policy on the unaudited condensed consolidated financial statements of the Company for the three and six months ended June 30, 2010 and 2009 is quantified in Note 2 to the Unaudited Condensed Consolidated Financial Statements.  The discussion in this Item has been modified to reflect the results of the restatement.

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

Already the sale of recovered PET bottles and bottle caps produced 66% of our revenue ($4,521,978) in the first six months of 2010 (77% in the second quarter).  With the $2,309,528 contributed by HMUAB reimbursements for our landfill operations, we increased revenue from $890,015 in the first six months of 2009 to $6,831,506 in the first six months of 2010, during which we accrued only the minimum fee guaranteed by HMUAB in our agreement.  In the second quarter, revenue increased from $447,670 to $5,243,752.  For the future we expect growth to continue.  Having now returned to operations, we will endeavor to expand our waste processing operations by (a) pursuing strategic acquisitions, (b) developing additional landfills, and (c) implementing additional recycling technologies that will provide additional revenue sources, such as the sale of methane to the electric power industry.  Given the overwhelming growth of China’s cities, we expect there to be plentiful market opportunities.

Although our revenues in the first six months of 2009 were achieved without any production on our part, we still realized $169,560 in expenses, which were charged to selling, general and administrative expense during the suspension period.  These costs were attributable to the fact that we retained our core employees on salary, even as we had no revenue producing work for them to perform.  Management determined that eliminating the Company’s employee base during the landfill suspension would make it very difficult to revive that operation when the suspension ended.  This decision proved advantageous as 2010 began, as we were able to return promptly to full-scale operation without significant start-up costs or inefficiencies.  During the six months ended June 30, 2010 the expenses attributable to our landfill operations increased by 237%  from the same period in 2009, while the revenue from those operations increased by 259%, a relative parity that evidenced our ability to ramp up operations without significant start-up inefficiencies.

The relative efficiency of our operations and the decision to retain our employees on salary during the suspension of operations were demonstrated by the (4%) decrease in selling, general and administrative expenses that we experienced in the first six months of 2010.  In both periods, the majority of our selling, general and administrative expenses were attributable to the expensing of stock compensation that we granted to employees and consultants in 2008 as incentives for services rendered:  $185,764 in the first six months of 2010 (out of $294,925 total selling, general and administrative expenses) and $191,376 in the first six months of 2009 (out of $353,217 total selling, general and administrative expenses).  The $1,312,555 in deferred stock compensation expense remaining at June 30, 2010 will be amortized as expense over the expected terms of service of the employees and consultants who received the shares.

The Company’s revenue less expenses resulted in a pre-tax income of $3,555,129 for the six months ended June 30, 2010 ($2,542,531 for the second quarter of 2010), compared to a pre-tax income of $433,802 during first six months of 2009 ($226,687 in the second quarter).  As a result of Chinese tax laws that reward foreign investment in China, Yifeng was entitled to exemption from income taxes during 2007 and 2008, followed by a 50% abatement of taxes from 2009 to 2011.  In the first six months of 2010, after accruing $499,184 for income taxes, our net income was $3,085,945, representing $0.26 (diluted $0.21) per share, compared to $340,223 in the first six months of 2009.  Net income for the second quarter of 2010 was $2,212,620, compared to $178,457 in the second quarter of 2009.

During the three and six months ended June 30, 2009, no disposal took place at the landfill during the suspension period.  During the three months and six months ended June 30, 2010, 133,504 and 260,359 actual tonnage was disposed after the suspension was lifted.  During this same period in 2010, 1,483 and 2,381 tons of plastic, respectively, was recycled from the landfill through the Company’s distributors Harbin Dongxin Group and Harbin Bin County Welfare Plastic Products Co., Ltd.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is included in the retained earnings on our balance sheet; the translation adjustments are included in a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the first six months of 2010, the effect of converting our financial results from RMB to U.S. Dollars was to increase our accumulated other comprehensive income by $4,114.  During the first six months of 2009, the effect of converting our financial results from RMB to U.S. Dollars was to reduce our accumulated other comprehensive income by $25,249.

Liquidity and Capital Resources

To date, we have financed our operation and met capital expenditure requirements primarily through bank loans and operating income. On November 18, 2004, the Company received a long-term loan from Industrial and Commercial Bank of China, Harbin Branch in the amount of $4,832,960, secured by the Company’s building. The loan was for a 5-year term, maturing November 15, 2009 with interest adjustable based on official rates. The loan agreement does not include any financial covenants with which the Company must comply.  In November 2009 the Bank extended the due date of the loan to December 25, 2011 and fixed the interest rate at 6.534% per annum.  In addition to paying the quarterly interest, the Company is also required to make $241,648 pre-determined principal repayments every quarter, with the exception of the two final quarterly payments, which are $302,060 each.

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

Our operations during the six months ended June 30, 2010 provided $619,990 in net cash.  Net cash from operations was far less than net income for the period primarily due to a $3,722,078 increase in accounts receivable during the quarter.  Accounts receivable increased as a result of the revival of operations at the Landfill, and as a result of the initiation of sales of PET, both of which resulted in sales in the second quarter for which we will collect in the third quarter.  During the first six months of fiscal year 2009, by comparison, our operations used $231,196 in cash, as our landfill operations were suspended during that period and HMUAB was accruing but not paying the minimum contractual fee.

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

The cash provided by investing activities in the first six months of 2010 was more than offset by $483,296 that we used during the first six months of 2010 to satisfy our bank loan obligations.  In the first six months of 2009, the bank had reduced our payment obligations due to the suspension of landfill operations, and we paid only $48,330 on account of our bank loan.  Now that the landfill is operating again, we will incur quarterly payment obligations to the bank of $241,648 plus interest, with the exception of the two final quarterly payments, which are $302,060 each.

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