Form 10-Q/A
period 2010-09-30
Eastern Environment Solutions Corp.
filed 2011-03-25
CIK 1119721

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q/A
(Amendment  No 1)

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

November 24, 2010:  Common Voting Stock: 14,970,186

EXPLANATORY NOTE

This Form 10-Q/A (“Amendment No.1”) is being filed by Eastern Environmental Solutions Corp. (the “Company”) to amend the Company’s Form 10-Q for the nine months ended September 30, 2010 filed with the Securities and Exchange Commission (“SEC”) on November 24, 2010 (“Initial 10-Q”),.  This Amendment No. 1 is filed to:

•	restate statutory reserves with a corresponding adjustment to retained earnings on the balance sheets;
•	reclassify interest payments on construction loans on our statement of cash flows for the nine months ended September 30, 2009;
•	restate our statements of income and comprehensive income to correct various immaterial errors of calculation;
•	restate the disclosure in Note 2 to the Unaudited Condensed Consolidated Financial Statements of the impact of the restatement on our financial statements for nine months ended September 30, 2009;
•	modify Note 4 to the Unaudited Condensed Consolidated Financial Statements;
•	modify Note10 to the Unaudited Condensed Consolidated Financial Statements; and
•	make corresponding changes to the Management’s Discussion

EASTERN ENVIRONMENT SOLUTIONS, CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$4,310,160	$428,052
Accounts receivable	6,119,391	4,253,203
Inventory	56,662	42,650
Other receivables	1,242	440,208
Loans to related parties		42,828
	10,487,455	5,206,941

Property and equipment, net of accumulated depreciation of $57,439 and $44,360, respectively	114,518	124,175

Landfill development costs, net of amortization of $3,395,156 and $2,423,871, respectively	7,855,552	8,232,899

Deferred tax assets	85,863	-

Total Assets	$18,543,388	$13,564,015

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Bank loan payable - current portion	$1,027,004	$966,592
Accounts payable	826	810
Deferred tax liability	-	10,631
Taxes payable	453,129	174,375
Accrued expenses and other payables	73,776	92,192
	1,554,735	1,244,600

Long-term liabilities:
Bank loan payable - net of current portion	302,060	1,087,416

Total Liabilities	1,856,795	2,332,016

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 14,970,186 shares issued and outstanding as of September 30, 2010 and December 31, 2009	1,497	1,497
Additional paid-in-capital	4,096,880	3,836,165
Accumulated other comprehensive income	1,906,040	1,717,131
Statutory reserves	1,068,218	567,721
Retained earnings - Unappropriated	9,613,958	5,109,485
Total Stockholders' Equity	16,686,593	11,231,999

Total Liabilities and Stockholders' Equity	$18,543,388	$13,564,015

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

EASTERN ENVIRONMENT SOLUTIONS, CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

		NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
		2010	2009	2010	2009
		(Restated)	(Restated)	(Restated)	(Restated)
Revenues
-	Landfill disposal fees	$3,530,736	$-	$1,221,208	$-
-	PET bottle sales	7,959,964	-	3,437,986	-
-	Landfill minimum fees	-	1,342,554	-	452,533
		11,490,700	1,342,554	4,659,194	452,533
Cost of Revenues
	Landfill disposal fee's	1,133,679	-	393,719	-
	PET bottle sales	4,173,824	-	1,908,896	-
	Landfill minimum fee's	-	-	-	-
		5,307,503	-	2,302,615	-

Gross Profit		6,183,197	1,342,554	2,356,579	452,533

Selling, general and administrative expenses		449,504	498,226	154,580	144,999

	Income from operations	5,733,693	844,328	2,201,999	307,534

Other Income (expense)
Interest income		24,829	8,622	1,282	471
Interest expense		-	(162,731)	-	(51,570)
Other expense		(42)	-	71	-
	Total other income, net	24,787	(154,109)	1,353	(51,099)

Income from Operations before Income Taxes		5,758,480	690,219	2,203,352	256,435

Provision for Income Taxes		753,510	145,130	284,325	51,551

Net Income		5,004,970	545,089	1,919,027	204,884

Other Comprehensive Income (loss) -
Foreign currency translation Income (loss)		188,908	(21,671)	184,793	3,333

Comprehensive Income		$5,193,878	$523,418	$2,103,820	$208,217

Basic and Diluted Income Per Share
Basic		$0.41	$0.05	$0.15	$0.02
Diluted		$0.33	$0.04	$0.13	$0.01

Weighted Average Number of Common Shares Outstanding
Basic		12,197,536	11,319,984	12,431,549	11,534,954
Diluted		14,970,186	14,970,186	14,970,186	14,970,186

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

EASTERN ENVIRONMENT SOLUTIONS, CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED SEPTEMBER 30,
	2010	2009
	(Restated)	(Restated)
Cash Flows From Operating Activities:
Net income	$5,004,970	$545,089
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	13,079	12,231
Amortization of development landfill costs	943,778	-
Amortization of stock-based compensation	260,715	287,063
Deferred income tax expense (benefit)	(96,494)	21,527

Changes in operating assets and liabilities:
Accounts receivable	(1,866,188)	(1,342,325)
Inventory	(14,012)	25,267
Accounts payable	16	(77)
Taxes payable	278,754	123,589
Accrued expenses and other payables	(18,416)	(13,479)

Net cash provided by (used in) operating activities	4,506,202	(341,115)

Cash Flows From Investing Activities:
Purchase of property and equipment	(4,290)	-
Additions to construction in process	-	(42,281)
Payment of interests for construction loan	(110,383)	-
Payments on loans to unrelated party	-	(256,257)
Proceeds from loans to unrelated party	438,966	-
Proceeds from loans to related party	42,828	196,808

Net cash provided by (used in) investing activities	367,121	(101,730)

Cash Flows From Financing Activities
Repayment of bank loan payable	(724,944)	(72,494)

Net cash used in financing activities	(724,944)	(72,494)

Effect of exchange rate changes on cash and cash equivalents	(266,272)	(25,044)

Increase (decrease) in Cash and Cash Equivalents	3,882,107	(540,383)

Cash and Cash Equivalents - Beginning of period	428,052	1,112,487

Cash and Cash Equivalents - End of period	$4,310,160	$572,105

Supplemental Cash Flow Information:
Cash paid during the periods:
Interest expense	$110,383	$162,736
Income taxes	$753,510	$-

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

NOTE 2. RESTATEMENT

The Company has restated the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2009 for the following reasons:

The Company has determined that revenue should be recognized using three different revenue models.

For revenue associated with waste disposed at the landfill, the Company has determined the appropriate revenue recognition policy to be the greater of the minimum rate per contract or the actual tonnage disposed of during the period, whichever is greater.  The Company will also disclose separately the actual tonnage disposed each period in order to match the cost of revenues with the actual disposal activities.

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

The Company has evaluated the total cost of completing the full construction of the landfill and viewed the landfill as one (1) unit for accounting purposes, even though it will be constructed in four (4) separate phases.  , The Company anticipates the total landfill capacity of approximately 7.8 million tons.  The build outs will be as follows:

•	Phase 1 totals approximately 1.60 mil tons (below ground and 20.51% of total tonnage)
•	Phase 2 totals approximately 0.67 mil tons (below ground and 8.59% of total tonnage)
•	Phase 3 totals approximately 1.00 mil tons (below ground and 12.82% of total tonnage)
•	Phase 4 totals approximately 4.53 mil tons (above ground and 58.08% of total tonnage)

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

The impact of this restatement on the unaudited condensed consolidated balance sheets as of September 30, 2010 as previously reported is summarized below:

	September 30, 2010
	As Previously	As
	Reported	Restated
Total Assets	$18,543,388	$18,543,388
Landfill Development Costs, net	7,855,552	7,855,552
Fixed Assets, net	114,518	114,518
Statutory Reserves	186,156	1,068,218
Retained Earnings	$10,496,020	$9,613,958

The impact of this restatement on the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2009 as previously reported are summarized below:

	For the three months ended		For the nine months ended
	September 30, 2009		September 30, 2009
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
Revenues	$452,533	$452,533	$1,342,554	$1,342,554
Cost of revenues	65,611	-	251,248	-
Gross profit	386,922	452,533	1,091,306	1,342,554
Selling, general and administrative expenses	137,015	144,999	419,041	498,226
Operating income	250,378	307,534	680,887	844,328
Interest expense	-	(51,570)	-	(162,731)
Net income	$206,030	$204,884	$557,265	$545,089
			-
Comprehensive income	$210,436	$208,217	$534,672	$523,418

Income per share
Basic	$0.01	$0.02	$0.04	$0.05
Diluted	$0.01	$0.01	$0.04	$0.04

	For the nine months ended
	September 30, 2009
	As Previously	As
	Reported	Restated
Net cash used in operating activities	$(308,115)	$(341,115)
Net cash used in investing activities	(247,313)	(101,730)
Net cash used in financing activities	(72,494)	(72,494)
Effect of exchange rate changes on cash
and cash equivalents	87,540	(25,044)
Decrease in cash and cash equivalents	(540,382)	(540,382)
Cash and cash equivalents	$572,105	$572,105

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The restated 2009 previously reported quarterly financial statements information are summarized below:

	For the three months ended June 30, 2009
	As Previously	As
	Reported	Restated

Revenue	$447,670	$447,670
Cost of revenues	82,401	-
Gross profit	365,269	447,670
Selling, general and administrative expenses	144,397	169,560
Operating income	220,872	278,110
Interest expense	714	52,143
Net income	$180,512	$178,457

Comprehensive income	$181,307	$178,531

Net income per share
Basic	$0.02	$0.02
Diluted	$0.01	$0.01

	For the Six Months Ended June 30, 2009
	As Previously	As
	Reported	Restated

Net Cash provided by (used) in operating activities	$(85,074)	$(231,196)
Net cash provided by (used) in investing activities	(319,110)	(174,182)
Net cash used in financing activities	(48,330)	(48,330)
Effect of exchange rate changes on cash
and cash equivalents	(24,173)	(22,979)
Decrease in cash and cash equivalents	(476,687)	(476,687)
Cash and cash equivalents	$635,801	$635,801

	For the Three Months Ended March 31, 2009
	As Previously	As
	Reported	Restated

Revenue	$442,345	$442,345
Cost of revenues	103,218	$-
Gross profit	339,127	442,345
Selling, general and administrative expenses	137,631	183,657
Operating income	201,496	258,688
Interest expense	-	59,018
Net income	$170,741	$161,766

Comprehensive income	$142,704	$136,443

Net income per share
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

	For the Three Months Ended March 31, 2009
	As Previously	As
	Reported	Restated

Net cash used in operating activities	$(69,995)	$(129,012)
Net cash used in investing activities	(388,753)	(342,366)
Net cash used in financing activities	(24,165)	(24,165)
Effect of exchange rate changes on cash
and cash equivalents	(24,234)	(11,604)
Decrease in cash and cash equivalents	(507,147)	(507,147)
Cash and cash equivalents	$605,340	605,340

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

The unaudited interim condensed consolidated financial statements furnished herein included all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Interim results are not necessarily indicative of the results that maybe expected for a full tear.  The information included in this Form 10_Q (Amendment # 1) should be read in conjunction with information included in the Company’s Annual Report on Form 10-K (Amendment # 2) for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 15, 2011.

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

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Landfill development costs

Landfill development costs, which also includes advances to suppliers representing payments made for machinery, supplies and equipment related to the construction of the landfill, are stated at cost, net of accumulated amortization.  Amortization is computed on a units of measure basis.  In preparing the unaudited condensed consolidated financial statements, the Company determined that it would amortize construction costs, based on actual tonnage, in proportion to the full anticipated capacity of the landfill.  The determination was based on the assessment that it is probable that the Company will continue to utilize the Harbin landfill for the full term of the Build Operate and Transfer (“BOT”) agreement and that, in that period, the landfill is filled to capacity.  The Company determined that the units of measure method of accounting for landfill development costs more accurately reflect the cost of building the landfill with the revenue recognized with each ton of waste disposed of in the landfill over the life of the landfill.  The Company has determined this method of accounting more accurately reflects the characteristics of their agreement with HMUAB.

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

For revenue associated with waste disposed at the landfill, the Company has determined the appropriate revenue recognition policy to be the greater of the minimum rate or the actual tonnage disposed of during the period, whichever is greater.  The Company also discloses separately the actual tonnage disposed each period in order to match the cost of revenues with the actual disposal activities.  See Note 4.

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

The Company, as a result of restating its prior year financial statements, has recorded deferred tax assets, relating to the timing of expensing landfill development costs using a units of measure method verses a straight line method.  In addition , the Company has deferred tax assets that relate to its net operating loss in the U. S., which is not covered by the tax holiday.

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

Fair value of financial instruments

The Company adopted the provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

•	Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

•
Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

•
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

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income	$1,919,027	$204,884	$5,004,970	$545,089
Shares (denominator):
Weighted average common shares outstanding - basic	12,431,549	11,534,954	12,197,536	11,319,984
Earnings per share - basic	$0.15	$0.02	$0.41	$0.05
Plus: effect of diluted securities - unvested compensation
Shares	2,538,637	3,435,232	2,772,650	3,650,202
Weighted average common shares outstanding - diluted	14,970,186	14,970,186	14,970,186	14,970,186
Earnings per share - diluted	$0.13	$0.01	$0.33	$0.04

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  LANDFILL DEVELOPMENT COSTS AND PROPERTY AND EQUIPMENT

	September 30, 2010	December 31, 2009

Property and Equipment	$171,957	$168,535
Less: accumulated depreciation	(57,439)	(44,360)
Total property and equipment, net	$114,518	$124,175

Landfill development costs
Machinery and equipment	$1,354,070	$1,097,761
Landfill	2,067,974	2,129,168
		-
Construction in progress	3,668,950	3,645,860
Advances to suppliers	4,159,714	3,783,981
Subtotal	11,250,708	10,656,770
Less: accumulated depreciation	(3,395,156)	(2,423,871)
Total Landfill development costs, net	$7,855,552	$8,232,899

Property and equipment are stated at cost, net of accumulated depreciation and amortization.  Maintenance and repairs are charged to expense as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of 5-10 years.  Depreciation expense for property and equipment for the three months ended September 30, 2010 and 2009 was $ 4,642 and $4,104, respectively.  Depreciation expense for property and equipment for the nine months ended September 30, 2010 and 2009 was $13,079 and $12,686, respectively.

Landfill development costs represent the capitalized expenses attributable to the construction of the Harbin landfill.  Landfill development costs are amortized using a units of measure method over the contract term, commencing when the landfill was first put into use.  In preparing the unaudited condensed consolidated financial statements, the Company determined that it would amortize landfill development costs, based on actual tonnage, in proportion to the full anticipated capacity of the landfill.  The determination was based on the assessment that it is probable that the Company will continue to utilize the Harbin landfill for the full term of the BOT agreement and that, in that period, the landfill is filled to capacity.  The Company determined that the units of measure method of accounting for landfill development costs more accurately reflect the cost of building the landfill with the revenue recognized with each ton of waste disposed of in the landfill over the life of the landfill.  The Company has determined this method of accounting more accurately reflects the characteristics of their agreement with HMUAB.  The total construction is expected to cost approximately $17,235,000.

            Landfill development costs also includes advances to suppliers representing payments made for machinery, supplies and equipment related to the construction of the landfill.  The Company made a determination that it would not establish a reserve against the advances to suppliers that are included in landfill development costs on the balance sheet as of September 30, 2010.  The determination was based on the continuance of operations at the Landfill, and the probability that the advances will be utilized for purchase of construction materials and equipment during 2010 and 2011.

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  LANDFILL DEVELOPMENT COSTS AND PROPERTY AND EQUIPMENT (Continued)

The Company has no obligations relating to capping, closure or other post-closure obligations; accordingly no reserve for post-closure activities has been established.

Landfill amortization expense for the landfill development costs for the three months ended September 30, 2010 and 2009 was $351,047 and $0, respectively.  Amortization expense for the nine months ended September 30, 2010 and 2009 was $943,778 and $0, respectively.  During the nine months ended September 30, 2009 and throughout 2008, the landfill was not utilized due to suspension of operations.  During the Nine months ended September 30, 2010, the Company disposed of 396,754 and tons of waste in the landfill.  During the nine months ended September 2009, the landfill was not utilized due to suspension of operations.

Interest expense in the amount of $32,324 was capitalized for the three months ended September 30, 2010 and $110,383 for the nine months ended September 30, 2010.  Interest was not capitalized during the nine months ended September 30, 2009 due the suspension of operations. .  The capitalized interest will be amortized as Landfill Development Costs.

The landfill will be constructed over a period of years as one (1) whole unit.  However, the construction will be completed in different stages in order to comply with certain structural requirements.  In order to start the next phase of construction, the prior phase must be completed.  Each earlier phase acts to support the later phases.  The Company anticipates the total landfill capacity of approximately 7.8 million tons.  The build outs are as follows;

•	Phase 1 totals approximately 1.60 mil tons (below ground and 20.51% of total tonnage)
•	Phase 2 totals approximately 0.67 mil tons (below ground and 8.59% of total tonnage)
•	Phase 3 totals approximately 1.00 mil tons (below ground and 12.82% of total tonnage)
•	Phase 4 totals approximately 4.53 mil tons (above ground and 58.08% of total tonnage)

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

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. SEGMENT INFORMATION (Continued)

For the Nine Months Ended September 30,
	Landfill	PET	Landfill	Consolidated
	Disposal Fees	Bottle Fees	Minimum Fees	Total
2010

Revenue	$3,530,736	$7,959,964	$-	$11,490,700

Cost of revenue	1,133,679	4,173,824	-	5,307,503

Gross profit	2,397,057	3,786,140	-	6,183,197

Income from operations				5,733,693

Income before income taxes				5,758,480

Provision for income taxes				753,510

Net income				$5,004,970

2009 (Restated)

Revenue	$-	$1,342,554	$-	$1,342,554

Cost of revenue	-	-	-	-

Gross profit	-	1,342,554	-	1,342,554

Income from operations				844,328

Income before income taxes				690,219

Provision for income taxes				145,130

Net income				$545,089

NOTE 10. BANK LOAN PAYABLE

On November 18, 2004, the Company received a long-term loan from Industrial and Commercial Bank of China, Harbin Branch in the amount of $4,832,960, secured by the Company’s building. The loan had a 5-year term, maturing November 15, 2009. Pursuant to the loan agreement, the interest rate for the first year was set at 7.605%. Starting from the second year and thereafter, the rates become adjustable based on the change of the official rates at the time. In addition to paying the quarterly interest, the Company is also required to make $241,648 pre-determined principal repayments every quarter, with the exception of the final two quarters in 2011, when the quarterly payment will be $302,060.

Upon the suspension of the Company’s landfill operation as discussed in Note 13, the Company renegotiated with the Bank for a temporarily reduced quarterly principal repayment in the amount of RMB 200,000 ($29,278) each quarter, starting in the third quarter of 2007.

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. BANK LOAN PAYABLE (continued)

The Company recommenced the landfill operation in November 2009 and obtained an extension for the above loan on November 13, 2009. The extended loan has a fixed interest rate at 6.534% per annum and matures on December 25, 2011.  In accordance with the loan extension agreement, the Company will be required to make the regular quarterly repayments as previously agreed.  For the nine months ended September 30, 2010, the Company repaid $835,327 to the lender.  Interest expense incurred for the three and nine months ended September 30, 2010 amounted to $32,324 and $110,383, and was capitalized landfill development costs.  Interest expense incurred for the three and nine months ended September 30, 2009 amounted to $51,571 and $162,736 and was expensed during the suspension of operations from July 1, 2007 through October 31, 2009.

As of September 30, 2010 and December 31, 2009, the loan payable consists of the following:

	September 30, 2010	December 31, 2009
Loan payable	$1,329,064	$2,054,008
Less: current portion	1,027,004	966,592

Loan payable - non-current portion	$302,060	$1,087,416

Maturities of the long-term payable:

By December 25,
September 30
2010	$241,648
2011	1,087,416
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

The Company was incorporated in the United States.  It incurred net operating losses for U.S. income tax purposes for the three and nine months ended September 30, 2010 and 2009. Net operating loss carry forwards, including amortization of share-based compensation, for United States income tax purposes amounted to $1,112,982 and $852,267 as of September 30, 2010 and December 31,2009, respectively, which may be available to reduce future periods' U. S. taxable income. These carry forwards will expire, if not utilized, beginning in 2028 through 2029. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at September 30, 2010 for the temporary difference related to the loss carry-forwards. Management reviews this valuation allowance periodically and makes adjustments as warranted.

Deferred tax assets and the related valuation allowance were as follows:

	September 30, 2010	December 31, 2009
	(Restated)

USA	$385,464	$289,771
China	85,863	(10,631)

Less: Valuation Allowance	(385,464)	(289,771)

Net	$85,863	$(10,631)

For the three months ended September 30, 2010 and 009, the provision for income taxes were as follows:

	September 30, 2010	September 30, 2009
	(Restated)	(Restated)

Current	$317,260	$44,347
Deferred tax expense (benefit)	(32,935)	7,204

Total	$284,325	$51,551

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. INCOME TAXES (Continued)

For the nine months ended September 30, 2010 and 2009, the provision for income taxes were as follows:

	September 30, 2010	September 30, 2009
	(Restated)	(Restated)

Current	$848,587	$123,622
Deferred tax expense (benefit)	(95,077)	21,508

Total	$753,510	$145,130

Income tax returns for the years prior to 2007 are no longer subject to examination by tax authorities.

NOTE 12 STATUTORY RESERVES

EESC’s subsidiaries in China are required to allocate a portion of their after tax profits to the statutory reserve.  Appropriations to the statutory reserve are required to be at least 10% of an enterprise’s after tax retained earnings.  When the statutory reserve account balance is equal to or greater than 50% (approximately $2 million) of EESC’s China subsidiaries’ registered capital, no further allocation to the statutory reserve account is required.

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

If the accumulated balance of the Company’s statutory reserve is not enough to make up for the losses of the Company’s previous year, the current years’ profit shall first be used for making up the losses before the statutory reserve is drawn.  As of September 30, 2010 and December 31, 2009 the Company had accumulated after tax profits of $ 10,682,176  and  $5,677,206, respectively and therefore is required to make accumulative contributions of $1,068,218 and $567,721, respectively, to the statutory surplus reserve account.

	September 31, 2010	December 31, 2009
Accumulated after tax profits	$10,682,176	$5,677,206
Percentage applied	10%	10%
Accumulated Statutory Surplus Reserve	$1,068,218	$567,721

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

            The Company granted a total of 2,950,000 shares of its common stock to consultants and seven employees on April 28, 2008 under the Plan with a weighted average grant price of $0.45 and average vesting period of 10 years.

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

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.   STOCK-BASED COMPENSATION (Continued)

A summary of the status of the Company’s non-vested shares as of September 30, 2010, and changes during the nine months ended September 30, 2010, is presented below:

Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value

Non-vested at December 31, 2009	3,144,999	$1,510,138
Granted	-	-
Vested	634,538	271,118
Forfeited	-	-
Non-vested at September 30, 2010	2,510,416	$1,239,020

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

Restatement of Financial Statements

The Company has restated its unaudited condensed consolidated financial statements for the nine months ended September 30, 2010 and 2009 to implement a revision to the Company’s policies regarding recognition of revenue and expenses associated with its landfill operations.  Previously the Company capitalized the costs of development of the landfill as portions of the project were placed into service, and amortized such capitalized costs over the anticipated life of the landfill operations.  The Company has determined that because each phase of landfill construction builds upon the prior phases, a more appropriate recognition policy would amortize the entire anticipated cost of the landfill in proportion to the ratio of total tonnage dumped in the landfill to the anticipated total tonnage to be disposed in the landfill.  The effect of adopting this new policy on the unaudited condensed consolidated financial statements of the Company for the periods ended September 30, 2010 and 2009 is quantified in Note 2 to the unaudited condensed consolidated financial statements.  The discussion in this Item has been modified to reflect the results of the restatement.

Results of Operations

The growth of our business was delayed in June 2007, when the Harbin Municipal Urban Administrative Bureau (“HMUAB”), which was our only customer at that time, was mandated by the PRC National Environment Protection Bureau to carry out certain modifications to the development of its landfill for the protection of local residents.  The modifications involved the relocation of certain neighboring residents, as well as the relocation of our wastewater disposal plant.  The cost of the modifications was borne entirely by the HMUAB.  Nevertheless, while these modifications were ongoing, we suspended our operations at the Landfill, which were our only source of revenue.  The suspension was lifted in November 2009, and we have now returned to full operations.  Our condensed consolidated financial statements for the nine months ended September 30, 2009, reflect the results of suspended operations.

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

The relative efficiency of our operations and the decision to retain our employees on salary during the suspension of operations were demonstrated by the modest (7%) increase in selling, general and administrative expenses that we experienced in the first nine months of 2010.  In both periods, the majority of our selling, general and administrative expense was attributable to the expensing of stock compensation that we awarded to employees and consultants in 2008 as incentives for services rendered:  $260,715 in the first nine months of 2010.  Total selling, general and administrative expenses for the nine months ended September 30, 2010 was $449,505, verses $498,226 for the same period last year.  Selling, general and administrative expenses for the nine months ended September 30, 2009, $498,226, includes $79,185 of operating costs, primarily labor, that was reclassified as Administrative expense during the suspension period.  The $1,237,604 in deferred stock compensation expense remaining at September 30, 2010 will be amortized as expenses over the expected terms of service of the employees and consultants who received the shares.

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

During the three and nine months ended September 30, 2009, no disposal took place at the landfill during the suspension of operations order by HMUAB.  During the three months and nine months ended September 30, 2010, 136,398 and 396,754 actual tonnage was disposed after the suspension was lifted.  During this same period in 2010, 1,404 and 3,785 tons of plastic, respectively, was recycled from the landfill through the Company’s distributors Harbin Dongxin Group and Harbin Bin County Welfare Plastic Products Co., Ltd.

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

Liquidity and Capital Resources

To date, we have financed our operation and met capital expenditure requirements primarily through bank loans and operating income.  On November 18, 2004, the Company received a long-term loan from Industrial and Commercial Bank of China, Harbin Branch in the amount of $4,832,960, secured by the Company’s building.  The loan was for a 5-year term, maturing November 15, 2009 with interest adjustable based on official rates.  The loan agreement does not include any financial covenants with which the Company must comply.  In November 2009 the Bank extended the due date of the loan to December 25, 2011 and fixed the interest rate at 6.534% per annum.  In addition to paying the quarterly interest, the Company is also required to make $241,648 pre-determined principal repayments every quarter, with the exception of the final two quarters in 2011, when the quarterly payment will be $302,060.

The table below sets forth our debt service obligations as of September 30, 2010.

		Less than
Contractual Obligations	Total	Year 1	Year 2	Year 3	More Than 3 Years

Long-Term Debt Obligations	$1,329,064	$1,027,004	$302,060	--	--

TOTAL	$1,329,064	$1,027,004	$302,060	--	--

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

Our operations during the nine months ended September 30, 2010 provided $4,506,202 in net cash.  Net cash from operations was less than net income for the period primarily due to an increase in accounts receivable during the quarter.  Accounts receivable increased primarily as a result of the initiation of sales of PET, which resulted in sales in the third quarter for which we will collect in the fourth quarter.  During the first nine months of fiscal year 2009, by comparison, our operations used $341,115 in cash, as our landfill operations were suspended during that period and HMUAB was accruing but not paying the minimum contractual fee.

During the first nine months of 2009, when our operations were suspended, we utilized our cash reserves by making loans to third parties, to achieve better interest rates than were offered by local banks.  We made a loan of $526,511 during that period to Harbin Jiayi Import and Export Co., Ltd., which agreed to pay us 5.31% annual interest.  During the same period we collected a loan of $234,518 that we had previously made to Harbin Binjiang Freight Co., Ltd., which was owned by our then President.  Our investing activities during the first nine months of 2009, therefore, used $101,730 in cash.  During the first quarter of 2010, we collected the remaining balance of the loan made a year earlier to Harbin Jiayi Import and Export Co.  Our investing activities for the nine months ended September 30, 2010 provided $367,121 in cash.

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