Form 10-K
period 2010-12-31
Eastern Environment Solutions Corp.
filed 2011-03-30
CIK 1119721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  √     No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes  ___    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___   Accelerated filer ___   Non-accelerated filer ___   Smaller reporting company    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No √

As of June 30, 2010 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was approximately $9,636,306, based upon the closing sale price of $1.65 per share.

As of March 30, 2011, there were 14,970,186 shares of common stock outstanding.

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

ITEM 1.                BUSINESS

Our Corporate Structure

Eastern Environment Solutions, Corp. (the “Company”), through its wholly-owned subsidiary, American Eco-Environment Corporation, owns the registered capital of Harbin Yifeng Eco-environment Co., Ltd. (“Yifeng”). Yifeng, which is organized under the laws of the People’s Republic of China (“PRC”), carries on all of the Company’s business operations. Yifeng is an environmental engineering company which has been operating since 2003. Yifeng has a subsidiary named Harbin Yifeng Zhiye Management Co., Ltd. (“Zhiye”), which was organized to carry on an environmental engineering consulting business.

Overview of Yifeng’s Business

Waste Disposal

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

Yifeng currently operates the Landfill under a Build-Operate-Transfer (“BOT”) contract. It is one of the first companies to work with a municipal government under this type of contract. BOT is a form of project financing, wherein a private entity receives a franchise from the public sector to finance, design, construct, and operate a facility for a specified period, after which ownership is transferred back to the public sector. During the time that the project proponent operates the facility, it is allowed to charge facility users appropriate tolls, fees, rentals, and charges stated in its contract to enable the operator to recover its investment plus the operating and maintenance expenses in the project. In addition, the operator is entitled to retain any revenue derived from recycling of the materials deposited in the landfill.

The PRC Ministry of Construction has promulgated a Municipal Public Sector BOT Administrative Measure (the “Measure”). Under the Measure, public sector services such as water, gas and heat supply, public transportation, and waste processing can be conducted by the BOT model through open bid. HMUAB and Yifeng entered into a 17-year BOT Contract on September 1, 2003 as a result of Yifeng winning in a public bid to build and operate the Landfill in Harbin. The BOT Contract provides for the construction and operation of the Harbin Xiangyang MSW Landfill (the “Landfill”).  The agreement has a term of 18 years and three months, including a 15 month construction period and a 17 year operation period, all of which was subsequently extended to prevent the suspension of operations during 2008 and 2009 from reducing the benefit that Yifeng may ultimately obtain from the landfill.  HMUAB agreed to provide 55 hectares of land for the project, free of charge, and to provide the infrastructure necessary for the construction of the Landfill.  Yifeng agreed to fund the construction of the Landfill.  As of December 31, 2010 Yifeng had incurred approximately $11.4 million in capital expenses related to development of the Landfill.  Our current estimate is that completion of the Landfill will entail an additional $5.8 million.

During the term of the agreement, Yifeng will manage the Landfill, and HMUAB will pay Yifeng a monthly fee equal to 60 RMB ($9.13) per ton of waste accepted by the Landfill.  Yifeng has the right to seek price adjustments based on documented expenses.  There is no formal mechanism, however, for resolution of cost variations; so our success in achieving any price adjustment will depend on informal negotiations.  HMUAB guarantees a minimum of 800 tons of waste per day will be delivered to the Landfill.  Upon termination of the agreement, Yifeng will have no further obligations, but all of the assets related to the Landfill operation will become property of HMUAB free of liens.

The purpose of the project is to landfill the MSW in a way that it has little or no impact on surrounding land and residents. Prior to the project, only approximately 5.7% of the total MSW was disposed of in a safe manner in Harbin. It is anticipated that this project can result in the safe disposal of an additional 34.3% of MSW.

In June 2007 the HMUAB was mandated by the PRC National Environment Protection Bureau to carry out certain modifications to the development of the Landfill for the protection of local residents.  The modifications involve the relocation of some of the neighboring residents, as well as the relocation of our waste water disposal plant.  While the modifications were ongoing, we suspended our operations at the Landfill, although HMUAB had a continuing obligation to pay us the base fee provided for in the BOT contract.  In November 2009 the suspension was lifted, and we have returned to full operations at the Landfill.  In February 2010 HMUAB increased our capacity authorization from the 1200 tons per day provided in the BOT Contract to 1500 tons per day.

The development of the Landfill is being carried out in phases, although the Landfill was ready to accept waste upon completion of Phase 1.  There are four phases of the project, three involving development of the below-ground landfill and a fourth involving construction of the above-ground landfill.  Phase I of the project was completed and put into operation in November 2004.  It included waste landfill areas, a waste water collection pond,  a processing station, laboratory and other affiliated construction such as office buildings, roads, etc. Yifeng has been accepting waste into the Landfill and thus generating revenues since November 2004, therefore, except during the period of suspended operations described below.

Yifeng plans to continue to construct waste landfill areas in Phases II,  III and IV.  The schedule for completion of Phase II,  III and IV will depend on a number of factors, including the rate of usage of the space made available in Phase I, the effectiveness of our technology for waste reduction, and the availability of funds for development.   During 2010 our efforts at waste recycling and reduction caused us to re-assess our estimate of the completion dates for future phases, since we have been effective in slowing the utilization of the Phase I sector.  Currently we expect the capacity of the Phase II sector to be exhausted in 2013 and the capacity of the Phase III sector to be exhausted in 2016.  At the time we will commence Phase IV, which is the above-ground portion of the Landfill.  Our re-assessment of the expected completion dates for the Phases did not alter our estimate of the anticipated total cost of constructing the Landfill, which remains $17.2 million

Recycling

The BOT Contract between Yifeng and HMUAB allocates to Yifeng any revenue it can generate from resale of the material deposited in the Landfill.  Our business plan contemplates that we will gradually develop an array of resale programs to take advantage of the full range of resources that may be drawn from the Landfill.  We initiated this aspect of our business in early 2010, when Harbin Yifeng entered into agreements to sell polyethylene terephthalate (“PET”) bottles and caps to two plastic processors.  During 2010 we extracted 4,759 tons of PET bottles and caps from the landfill, and purchased another 8,766 tons from other sources.

In each arrangement, Yifeng is responsible for providing the PET bottles and caps ready for processing.  During 2010 Harbin Yifeng extracted 4,759 tons of PET bottles and caps from the waste deposited in the landfill, using a large staff of relatively low-wage workers.  We also purchased 8,766 tons of PET bottles and caps from third parties for this purpose.  We then consign the bottles and caps to the processors, who grind them into plastic granules for resale to industry, a service for which we pay a contractual fee.  When a processor completes any sale of plastic granules, it pays us a fixed price, and retains any portion of the sale price above the fixed price.  During 2010, this aspect of our business provided 72% of our annual revenue.

The next significant stage in our program of utilizing landfill waste will be our entry into the market for methane gas.  We are currently implementing the infrastructure necessary to collect the methane generated at the landfill into a commercially usable product.  We expect to begin marketing methane in 2012.

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

With the use of a bulldozer, the waste is pushed up to a height of 50-60 cm. In order to protect the heavy duty polypropylene (“HDPE”) membrane from tearing, the initial layer of waste will only be compacted when it reaches 3-meters thick. It will then be compacted into a 50-60 cm layer, with a waste density of more than 0.8 ton/m3. When the waste accumulates to a height of 2.5 meters, it will be covered with clay to prevent mosquitoes and flies from proliferating, and to prevent odor and light-weight waste from accidentally flying out of the Landfill. The Landfill is also sprayed periodically and sanitized to protect the surrounding environment and control mosquitoes.

Yifeng owns the following equipment, which is utilized in the operation of the Landfill:

No.	Description	Quantity	Total Approximate Purchase Price (US$)
1	Bulldozer	2	135,000
2	Compaction machine	2	390,000
3	Red rock truck transportation vehicle	2	61,000
4	Hitachi excavator	1	165,000
5	Spray vehicle	1	21,000
6	Car loader	1	33,000
7	Card Ma Si transport vehicle	2	53,000
	Total		858,000

In summary, the following are the principal technologies used by Yifeng at the Landfill:

•	Mechanical ventilated aerobic and anaerobic landfill techniques.
•	Leachate collection.
•	Synthetic HDPE horizontal anti-sinking technique.
•	Landfill gas and methane collection.
•	Municipal solid waste compacting technique.

Future Planned Services

Traditional methods of municipal waste disposal (open-air dumps) can cause underground water and air pollution and other environmental problems. Landfill gases, principally methane, contribute to the production of greenhouse gases (“GHG”). In order to control GHG emissions, it is necessary to collect and utilize the landfill gases.

Yifeng is presently developing methods to utilize these landfill gases, having already installed collection tubes in the Landfill.  The Landfill presently does not produce enough methane for collection.  However, in 2012 Yifeng plans to start collecting the landfill gases and either sell them to a power company or establish a plant for power generation.  By that time, the Landfill will have accumulated roughly 1.5 - 2.0 million tons of resident MSW. Yifeng plans to raise additional capital to finance the project, the availability of which cannot be assured.

Yifeng is planning to promote a “Zero-Waste-to-Landfill” plan as part of its environmental engineering services.  The goal of the plan will be to efficiently recycle MSW, thus reducing waste disposal and prolonging the longevity of the Landfill site. Recycling MSW will provide Yifeng with additional revenue.

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
3.
Experienced Management. Yifeng’s management is familiar with PRC environmental laws and regulations. They have hands-on experience in applying and maintaining governmental licenses and permits in the waste disposal industry in the PRC.

Government Regulations

Yifeng is constructing the Landfill. Its construction is subject to the Construction Standards of Municipal Solid Waste Landfill Projects (the “Construction Standards”) promulgated by the PRC Ministry of Construction. It completed the first phase of the landfill project construction in November 2004. The construction was inspected by a third party construction monitoring entity and met the Construction Standards. The landfill disposal it conducts is subject to a variety of rules and regulations promulgated by the PRC National Ministry of Construction and other environmental bureaus, including Technical Standards of Municipal Solid Waste, Waste Water Comprehensive Output Standards, Underground Water Quality Standard and Control Standards on Municipal Solid Waste Landfill. It is also subject to business license and approval regulations that are required for all corporations in the PRC.

Employees

The Company currently has 57 employees:  55 associated with Yifeng and 2 with its subsidiary, Zhiye.  There are 56 full-time employees and 1 part-time employee.  The Company believes that its relations with its employees are good.

ITEM 1A.             RISK FACTORS

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

All of our revenues since 2007 have arisen from our relationship with the Government of Harbin, specifically from one landfill operation.  In 2010 we developed two additional customers - the plastic processors to which we consign PET waste.  However it is unlikely that we could  continue in the recycling business if we did not have access to the Harbin waste.  We intend that in the future we will expand our operations to develop other revenue-producing relationships, but we have no immediate prospects for such plan.  If our relationship with the City of Harbin becomes disrupted for any reason before we develop other sources of revenue, we will have no source of revenue, and our business would fail.

A large portion of our revenue from plastics recycling depends on the availability of low cost recyclable PET bottles and caps.  If demand for recyclable PET and caps increases, our profits may be adversely affected.

During 2010 72% of our revenue came from the sale of PET bottles and caps.  35% of the PET bottles and caps that we sold were extracted from the waste deposited in the Harbin landfill.  The remaining 65%, however, was purchased by us from third parties.  We were able to resell the PET bottles and caps that we purchased from third parties at substantial profits.  If, however, other companies initiated significant competition for the PET bottles and caps that we purchase, the price we pay for those bottles and caps would be likely to increase, which would reduce or eliminate the profit we obtain by reselling PET bottles and caps.

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

ITEM 1B.            UNRESOLVED STAFF COMMENTS
Not Applicable.

ITEM 2.               DESCRIPTION OF PROPERTY

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government allocates to landholders a temporary “land use right.” Yifeng has been allocated the land use rights for the Landfill for the term of the BOT Contract.   The Landfill property covers 550,000 square meters.

HMUAB allocated the land use rights to the Landfill to Yifeng for no consideration as part of the BOT Contract. The land use rights are limited: it must be used as a landfill and Yifeng cannot encumber it. Pursuant to the BOT Contract, Yifeng has the right to use the offices and staff buildings Yifeng built on the Landfill for 17 years from September 1, 2003 (plus an additional period to recoup the time lost due to the recent suspension of operations), the same term as Yifeng is entitled to the use rights to the Landfill itself. The office and staff buildings have 6,000 square meters of usable space.

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

	Bid
Quarter Ending	High	Low
March 31, 2009	$.91	$.16
June 30, 2009	$.55	$.25
September 30, 2009	$.60	$.15
December 31, 2009	$.70	$.15

March 31, 2010	$2.35	$.31
June 30, 2010	$2.31	$1.20
September 30, 2010	$3.03	$1.55
December 31, 2010	$2.30	$1.40

(b) Shareholders
On March 30, 2011 there were approximately 298 holders of record of our common stock.

(c)  Dividends
Since the Company’s incorporation, no dividends have been paid on our Common Stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans
The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2010.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	N.A.	0
Equity compensation plans not approved by security holders	0	N.A.	50,000
Total	0	N.A.	50,000
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

(e)  Sale of Unregistered Securities
Eastern Environment did not effect any unregistered sales of equity securities during the 4th quarter of 2010.

 (f) Repurchase of Equity Securities
Eastern Environment did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2010.
ITEM 6.                SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward-Looking Statements: No Assurances Intended
In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Eastern Environment Solutions, Corp.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Section 1A of this Annual Report entitled “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.
Results of Operations
The growth of our business was delayed in June 2007, when the Harbin Municipal Urban Administrative Bureau (“HMUAB”), which was our only customer at that time, was mandated by the PRC National Environment Protection Bureau to carry out certain modifications to the development of its landfill for the protection of local residents.  The modifications involved the relocation of certain neighboring residents, as well as the relocation of our wastewater disposal plant.  The cost of the modifications was borne entirely by the HMUAB.  Nevertheless, while these modifications were ongoing, we suspended our operations at the Landfill, which were our only source of revenue.  The suspension was lifted in November 2009, and we promptly returned to full operations.  As a result of the suspension, however, our consolidated financial statements for the year ended December 31, 2009, reflect less than two months of actual operations.  The remainder of our 2009 revenues consist of the minimum fees that HMUAB was required to pay to us during the suspension period.

Early in 2010, we reached several agreements that set the foundation for significant growth during that year.  The most significant events that occurred in that quarter were:
•	In January 2010 we executed an agreement with the HMUAB that increased the fee payable to us for waste disposal from 42 RMB ($6.39) per ton to 60 RMB ($9.13) per ton, based on current exchange rates.

•	In February 2010 the HMUAB increased the limits on our operations from 1,200 tons of waste per day to 1,500 tons per day.

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

Our agreements with Harbin Dongxin Group and Harbin Bin County Welfare Plastic Products Co. mark the expansion of our business from waste storage toward the efficient recycling of waste into value-added products.  The use of PET by the bottling industry has increased dramatically in the past decade, as has the demand for recycled PET for a variety of industrial purposes, especially as a component of solar-heating installations.  With both supply and demand for PET established, the logic of positioning ourselves as middleman becomes evident.  Since January 2010, we have been removing the PET bottles from waste deposited in the Harbin landfill and delivering the bottles to Harbin Dongxin Group on a consignment basis.  Since April 2010 we have also been purchasing PET bottles from third parties and consigning them to Harbin Dongxin Group.  We pay Harbin Dongxin Group a per-ton fee for processing the bottles into usable PET, and then we consign the resulting PET to Harbin Dongxin Group for resale to industry.  We fix a minimum resale price, which Harbin Dongxin Group must collect and remit to us upon sale of the recycled PET.  Harbin Dongxin Group is entitled to retain any revenue it obtains from the resale in excess of the fixed minimum price.

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

The sale of recovered materials has quickly become our leading source of revenue.  In 2010 the sale of recovered PET bottles and bottle caps produced 72% of our revenue ($12,054,911).  With the $4,767,111 contributed by HMUAB reimbursements for our landfill operations, we increased revenue from $1,881,302 in 2009 to $16,822,022 in 2010.  For the future we expect growth to continue.  We plan to expand our waste processing operations by (a) pursuing strategic acquisitions, (b) developing additional landfills, and (c) implementing additional recycling technologies that will provide additional revenue sources, such as the sale of methane to the electric power industry.  Given China’s continuing growth, we believe there will be numerous market opportunities.

Our landfill operations for 2010 yielded a gross margin of 69% - i.e. $3,270,266 in gross profit.  The primary component of our cost of landfill sales is amortization of the landfill cost - $1,273,161 out of total landfill costs of $1,496,845 in 2010.  We initiated operations at the landfill when only the lowest level of the landfill had been made ready for use.  However, since each level is dependent on the levels below it, we determined that the landfill expense could best be correlated with revenue by amortizing the estimated total landfill development cost, using the ratio of actual tonnage disposed in the landfill to the total anticipated capacity of the landfill.  As of December 31, 2010, our estimate of the total cost of constructing the landfill was $17,235,000.  We determine the annual amortization amount by multiplying that estimated total investment by the ratio of the landfill capacity used during 2010 (532,984 tons - i.e. 6.8% of total capacity) to the estimated total capacity (7,800,000 tons).

Our PET bottle and cap sales yielded a gross margin of 41% - i.e. $4,972,306 in gross profit.  The primary components of our cost of bottle and cap sales are:

•	the purchase price for bottles that we purchase from third party providers;
•	the salaries we pay labor to extract the plastics from the Landfill; and
•	the fees that we pay to have the bottles and caps processed for resale as PET.

Overall, our gross margin for 2010 was 49%, as we recorded $8,242,572 in gross profit.  For the reasons discussed above, our gross profit for 2009 was only $182,960.
Although our revenue in the first ten months of 2009 was achieved without any production on our part, we incurred $661,721 in selling, general and administrative expenses for the year.  These costs were attributable to the fact that we retained our core employees on salary during the suspension period, and classified their salaries as administrative expenses.  Management determined that eliminating the Company’s employee base during the landfill suspension would make it very difficult to return the landfill to full operations when the suspension ended.  This decision proved advantageous in 2010, as we were able to return promptly to full-scale operation without significant start-up costs or inefficiencies.

The relative efficiency of our operations and the decision to retain our employees on salary during the suspension of operations were demonstrated by the modest (2%) increase in selling, general and administrative expenses (“SG&A”) that we experienced in 2010 as compared to 2009.  In both periods, the largest component of our SG&A expense was the expensing of stock compensation that we gave to employees and consultants in 2008 as incentives for future services:  $302,403 in 2010 and $382,750 in 2009.  Total SG&A for 2010 was $675,428, versus $661,721 in 2009.  SG&A for 2009 includes $118,170 of operating costs, primarily labor that was reclassified as administrative expense during the suspension period.  The $1,195,916 in deferred stock compensation expense remaining at December 31, 2010 will be amortized as expenses over the expected terms of service of the employees and consultants who received the shares.

The Company’s revenue less expenses resulted in a pre-tax income of $7,565,438 for 2010, compared to pre-tax income of $882,773 during 2009, when operations were suspended.  As a result of Chinese tax laws that reward foreign investment in China, Yifeng was entitled to exemption from income taxes during 2007 and 2008, followed by a 50% abatement of taxes from 2009 to 2011.  In 2010, after accruing $988,834 for income taxes, our net income was $6,576,604, representing $0.54 (diluted $0.44) per share, compared to net income of $697,878 ($.06 per share; $.05 per share fully diluted) in 2009.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is included in the retained earnings on our balance sheet; the translation adjustments are included in a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During 2010, the effect of converting our financial results from RMB to U.S. Dollars was to increase our accumulated other comprehensive income by $379,883.  During 2009, the effect of converting our financial results from RMB to U.S. Dollars was to reduce our accumulated other comprehensive income by $53,783.

Liquidity and Capital Resources

To date, we have financed our operation and met capital expenditure requirements primarily through bank loans and operating income.  On November 18, 2004, the Company received a long-term loan from Industrial and Commercial Bank of China, Harbin Branch in the amount of $4,832,960, secured by the Company’s building.  The loan was for a 5-year term, maturing November 15, 2009 with interest adjustable based on official rates.  The loan agreement does not include any financial covenants with which the Company must comply.  In November 2009 the Bank extended the due date of the loan to December 25, 2011 and fixed the interest rate at 6.534% per annum.  In addition to paying the quarterly interest, the Company is also required to make $241,648 pre-determined principal repayments every quarter, with exception of the final two quarters wherein the payment will be $302,060.

As the loan from the Industrial and Commercial Bank of China is payable in full at the end of 2011, the Company had no long-term debt service obligations as of December 31, 2010.
Our working capital at December 31, 2010 totaled $10,629,580, an increase of $6,667,239 from our working capital at December 31, 2009.  The increase was mainly attributable to our net income, as our operations during 2010 provided us $6,780,046 in cash.

The largest component of our working capital at December 31, 2010 consisted of $5,445,418 in accounts receivable.  This represents an increase of $1,192,215 from our accounts receivable at December 31, 2009.  However, at December 31, 2009 the entirety of our accounts receivable was owed to us by HMUAB.  The receivable from HMUAB had grown over $4.0 million during the suspension of operations.  Although under the BOT agreement, payments were due thirty days after each month, during the suspension of Landfill operations between June 2007 and October 2009, HMUAB made few payments.  However, when the Landfill re-opened in November 2009, HMUAB began to pay both current accounts and portions of the past due account.  As a result, at December 31, 2010 our receivable from HMUAB was $1,246,873, no portion of which was more than three months old.  Accordingly, we do not consider the receivable to be at risk.  The remainder of our receivables is owed to us by the two companies to which we sell PET bottles and caps, which have paid on time throughout the year.  For these reasons, we have made no provision for doubtful accounts as of December 31, 2010.

The next largest component of working capital at December 31, 2010 was a loan to unrelated party of $4,543,864.  This loan was made in November 2010 to the Heilongjiang Guoan Real Estate Development Corp., and is secured by a pledge of real estate by an unrelated party.  Half of the principal of the loan is due on September 30, 2011, the remainder on November 29, 2011.  Interest is payable quarterly at 6.372% per annum.  Harbin Yifeng made the loan in order to obtain a better return on its cash reserves than can be obtained from bank deposits in China.  The borrower is a well-established entity, and management does not believe that there is an unreasonable risk of default.
Our operations during 2010 provided $6,780,046 in net cash, $203,442 more than our net income for the year.  Net cash from operations was reduced by the $1,289,668 increase in accounts receivable; however that amount was offset by the non-cash expense for amortization and depreciation.   During 2009, by comparison, our operations used $271,798 in cash, as our landfill operations were suspended during that period and HMUAB was accruing but not paying the minimum contractual fee.

During 2009, when our operations were suspended, we utilized our cash reserves by making loans to third parties, to achieve better interest rates than were offered by local banks.  We made a loan of $526,511 during that period to Harbin Jiayi Import and Export Co., Ltd., which agreed to pay us 5.31% annual interest.  During the same period we collected a loan of $234,518 that we had previously made to Harbin Binjiang Freight Co., Ltd., which was owned by our then-President.  Our investing activities in 2009, therefore, used $146,999 in cash.  During 2010, we collected the remaining balance of the loan made a year earlier to Harbin Jiayi Import and Export Co.  That collection partially offset the loan we made in the 4th quarter to Heilongjiang Guoan Real Estate Development Corp., with the result that our investing activities during 2010 used $4,473,191 in cash.

During 2010 we used $966,592 for financing activities, specifically payments on account of our bank loan.  In the first ten months of 2009, the bank had reduced our payment obligations due to the suspension of landfill operations, and so paid only $217,483 on account of our bank loan.
Our operating subsidiary, Yifeng, has sufficient liquidity to fund its near-term operations and to fund the working capital demands of a modest expansion of its operations.  Based on our current estimate of future usage of the Harbin Landfill, we expect to incur the following capital expenditures to complete Phase II and Phase III of the Landfill project:

	Additional Capacity	Incurred to Date	Estimated Additional Cost to Complete	Estimated Completion Date
Phase II	670,000 tons	$2.31 million	$1.35 million	2013
Phase III	1,000,000 tons	--	$4.48 million	2016
Total			$5.83 million

If we are able to maintain our recent level of cash flow from the Harbin Landfill operation, we should be able to fund the completion of Phase II and Phase III from our internal capital resources.  However,  if we are to achieve critical mass in our industry by developing or acquiring new landfills, we will require substantial infusions of capital.  We do not know at this time whether we will be able to secure such financing, or on what terms it might be available.

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

In our preparation of the consolidated financial statements for 2010 there were six estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  They were:

•
The determination, described in Note 2 (“Accounts Receivable”) to the Consolidated Financial Statements that we would not reserve against our accounts receivable at December 31, 2010.  The determination was based on the payment history of our three customers, and our assessment of their credit-worthiness.

•
The determination to record no reserve against our outstanding loan of $4,543,864 to Heilongjiang Guoan Real Estate Development Corp., described in Note 6 to our Consolidated Financial Statements.  The determination was based on our assessment of the credit-worthiness of the borrower.

•
The determination that we would not reserve against the $4,215,693 in advances to suppliers that are included in Landfill Development Costs on our Balance Sheets as of December 31, 2010.  The determination was based on our confidence that it is probable that the advances will be utilized for purchase of construction materials during 2011.

•
The determination, described in Note 3 to the Consolidated Financial Statements, to amortize our estimated total landfill development costs on a units of measure basis, based on actual tonnage, in proportion to the full anticipated capacity of the landfill.  The determination was based on our assessment that it is probable that we will continue to utilize the Harbin landfill for the full term of the BOT agreement and that, in that period, the landfill is filled to capacity.

•
The determination, described in Note 10 to the Consolidated Financial Statements, to record a deferred tax asset of $120,719 as of December 31, 2010.  The deferred tax asset related to the tax treatment of our landfill amortization under Chinese tax law.  The determination to record the asset without any valuation allowance was based on our expectation that Yifeng will realize taxable income in the future that will enable it to realize the benefit of the asset.

•
The determination, described in Note 14 to the Consolidated Financial Statements, to amortize the stock issued in 2008 to certain employees over a period of ten years.  At the beginning of 2010 the book value of the shares was $1,498,319.  The determination was based on our expectation that the employees will remain employed by the Company for the full ten year vesting period.

Impact of Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06 - Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of its ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In April 2010, the FASB issued ASU No. 2010-13, Compensation – Stock Compensation: Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early adoption permitted. The Company is currently evaluating the potential impact of this standard.

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
We have audited the accompanying consolidated balance sheets of Eastern Environment Solutions, Corp. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years ended December 31, 2010 and 2009. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP
New York, New York
March 30, 2011

EASTERN ENVIRONMENT SOLUTIONS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
		(Restated)
ASSETS

Current assets:
Cash	$1,886,126	$428,052
Accounts receivable	5,446,677	4,253,980
Inventories	252,375	42,650
Loan to related parties	-	42,828
Loans to unrelated parties	4,543,864	439,431
Total Current Assets	12,129,042	5,206,941

Property and equipment, net of accumulated depreciation of $60,867 and $44,360, respectively	113,404	124,175

Landfill development costs, net of amortization of $3,814,935 and $2,423,871, respectively	7,627,184	8,232,899

Deferred Tax Assets	120,719	-

Total Assets	$19,990,349	$13,564,015

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Bank loan payable - current portion	$1,087,416	$966,592
Accounts payable and accrued expenses	96,129	93,002
Taxes payable	315,917	174,375
Deferred tax liabilities	-	10,631
Total Current Liabilities	1,499,462	1,244,600

Long-term liabilities:
Loan payable - net of current portion	-	1,087,416

Total Liabilities	1,499,462	2,332,016

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 14,970,186 shares issued and outstanding as of December 31, 2010 and 2009	1,497	1,497
Additional paid-in capital	4,138,567	3,836,165
Accumulated other comprehensive income	2,097,014	1,717,131
Statutory reserves	1,225,381	567,721
Retained earnings - Unappropriated	11,028,428	5,109,485
Total Stockholders' Equity	18,490,887	11,231,999

Total Liabilities and Stockholders' Equity	$19,990,349	$13,564,015
The accompanying notes are an integral part of these consolidated financial statements

EASTERN ENVIRONMENT SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Twelve months ended December 31,
	2010	2009
		(Restated)
Revenues
Landfill disposal fees	$4,767,111	$538,748
PET bottle sales	12,054,911	-
Landfill minimum fees	-	1,342,554
	16,822,022	1,881,302
Cost of revenues
Landfill disposal fees	1,496,845	182,960
PET bottle sales	7,082,605	-
	8,579,450	182,960

Gross Profit	8,242,572	1,698,342

Selling, general and administrative expenses	675,428	661,721

Income from operations	7,567,144	1,036,621

Other Income (expense)
Interest income	23,537	8,973
Interest expense	(25,243)	(162,821)
	(1,706)	(153,848)

Income from operations before income taxes	7,565,438	882,773

Provision for Income Taxes	988,834	184,895

Net Income	6,576,604	697,878

Other Comprehensive Income -
Foreign currently translation gain	379,883	(53,783)

Comprehensive Income	$6,956,487	$644,095

Basic & Diluted Income Per Share
Basic	$0.54	$0.06
Diluted	$0.44	$0.05

Weighted Average Number of Common Shares Outstanding
Basic	12,277,706	11,429,083
Diluted	14,970,186	14,970,186

The accompanying notes are an integral part of these consolidated financial statements

EASTERN ENVIRONMENT SOLUTIONS, CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

				Accumulated Other
	Common Stock		Additional	Comprehensive	Statutory	Retained
	Shares	Par Value	Paid in Capital	Income	Reserves	Earnings	Total

Balance December 31, 2008 (Restated)	14,970,186	$1,497	$3,453,415	$1,770,914	$497,933	$4,481,395	$10,205,154

Stock compensation for services			382,750				382,750

Statutory reserve					69,788	(69,788)	-

Comprehensive income
Net income for the year						697,878	697,878

Other comprehensive income, net of tax
Foreign currency translation adjustments				(53,783)			(53,783)

Balance December 31, 2009 (Restated)	14,970,186	$1,497	$3,836,165	$1,717,131	$567,721	$5,109,485	$11,231,999

Stock compensation for services			302,403				302,403

Statutory reserve					657,660	(657,660)	-

Comprehensive income
Net income for the year						6,576,604	6,576,604

Other comprehensive income, net of tax
Foreign currency translation adjustments				379,883			379,883

Balance December 31, 2010	14,970,186	$1,497	$4,138,567	$2,097,014	$1,225,381	$11,028,428	$18,490,887

The accompanying notes are an integral part of these consolidated financial statements

EASTERN ENVIRONMENT SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2010	2009
		Restated
Cash Flows From Operating Activities:
Net income	$6,576,604	$697,878
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,289,668	160,736
Amortization of stock compensation	302,403	382,750
Deferred tax expense (benefit)	(131,350)	10,625

Changes in operating assets and liabilities:
Accounts receivable	(1,193,474)	(1,734,283)
Inventories	(209,725)	38,553
Taxes payable	141,542	174,266
Accounts payable and accrued expenses	3,121	(2,323)

Net cash provided by (used in) operating activities	6,778,787	(271,798)

Cash Flows From Investing Activities:
Purchase of property and equipment	(4,314)	(1,298)
Additions to construction in process	(295,779)	(42,288)
Payment of capitalized interests for construction loan	(111,011)	(48,035)
Collections on loan to related parties	42,828	200,835
Loans to unrelated parties	(4,104,915)	(256,213)

Net cash used in investing activities	(4,473,191)	(146,999)

Cash Flows From Financing Activities
Repayment of bank loan payable	(966,592)	(217,483)

Net cash used in financing activities	(966,592)	(217,483)

Effect of Exchange Rate Changes on Cash	117,811	(48,155)

Increase (decrease) in Cash	1,456,816	(684,435)

Cash - Beginning of Year	428,052	1,112,487

Cash - End of Year	$1,884,868	$428,052

SUPPLEMENTAL CASH FLOW INFORMATION:
During the years, cash was paid for the following:
Interest expense	$138,601	$210,801
Income taxes	$1,029,297	$-

Non-Cash Investing and Financing Activities:
Transfer construction in progress to machinery and equipment	$-	$24,674

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

Principles of consolidation

The consolidated financial statements for the years ended December 31, 2010 and 2009 include the accounts of the Company and its wholly owned subsidiary, Harbin Yifeng and Harbin Yifeng’s wholly owned subsidiary, Harbin Yifeng Zhiye Management Co., Ltd. (“Yifeng Zhiye”).   All significant inter-company balances and transactions are eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts receivables

Accounts receivables are stated at net realizable value.  Any allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. A considerate amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging analysis.  The Company’s receivables due from municipal government of Harbin City and are considered fully collectible.  Therefore, no allowance for doubtful accounts was deemed necessary for the years ended December 31, 2010 and 2009.  The Company’s receivables from its recycling of bottles and plastic beginning in 2010 are considered fully collectible, under contracts with the recycling companies engaged for the disposal of the material.  Therefore, no allowance for doubtful accounts was deemed necessary for the year ended December 31, 2010.

EASTERN ENVIRONMENT SOLUTIONS, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories consist of (a) materials and supplies to be used in the regular day-to-day operation of the landfill and (b) PET plastics held by the Company or its consignees pending processing and delivery to customers of the consignees.  Inventories are valued at the lower of cost or market with cost determined on a first-in first-out basis.

 Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization.  Maintenance and repairs are charged to expense as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of 5-10 years.

Landfill development costs

Landfill development costs, which also include advances to suppliers, represent payments made for labor, machinery, supplies and equipment related to the construction of the landfill.  Landfill development costs are stated at cost, net of accumulated amortization.  Amortization is computed on a units of measure basis:  the Company’s estimate of the total cost of the landfill when complete is multiplied by a fraction, the numerator being the total tonnage disposed during the period and the denominator being the total anticipated capacity of the landfill.  The anticipated total cost of the landfill is reviewed quarterly, and converted from the local currency to dollars.  Conversion of expenses already incurred is based on the reported historical conversion rate; the estimate of future costs is converted based on the conversion rate on the measurement date.

Revenue recognition

The Company recognizes revenue in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 360, which states that revenue should not be recognized until it is realized or realizable and earned.  In general, the Company records revenue when pervasive evidence exists of an arrangement, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

As part of the Franchise Agreement with the Harbin landfill, the Company has the right to charge minimum fees per day and during any periods of suspension of operations by the Harbin County Government.  The minimum fees were negotiated to reimburse the administrative costs of the business.  Minimum fee revenue is disclosed separately on the Consolidated Statements of Income as these fees result in a different cost of revenue model.

For revenue associated with waste disposal at the landfill, the Company determined the appropriate revenue recognition policy to be the greater of the minimum fee noted above or the contractual fee for the actual tonnage disposed during the period, whichever is greater.  The Company recognizes revenue based on tonnage on the date it is disposed into the landfill.  The Company discloses separately the actual tonnage disposed during each period in order to match the cost of revenue with the actual disposal activities.   See:  Note 4.

The Company records revenue associated with the resale of bottles and caps based on the contract price that the Company’s consignee is required to pay to the Company upon its resale of the processed plastic.  Revenue is recorded on the date when the consignee ships the processed plastic to its customer, at which time it is contractually obliged to pay the related fee to the Company.

EASTERN ENVIRONMENT SOLUTIONS, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income taxes

The Company accounts for income tax under the provisions of ASC No.740 "Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Harbin Yifeng was granted the status of wholly foreign-owned entities (“WFOE”) in the fourth quarter of 2006 with a choice of starting the tax holiday immediately or the next calendar year. Harbin Yifeng elected for this tax holiday to commence in January 2007. Its two-year tax exemption period was from January 1, 2007 to December 31, 2008 and the three-year 50% income tax reduction period will be from January 1, 2009 to December 31, 2011.

The Company has deferred tax assets that relate to its landfill development amortization and its net operating loss in the U. S., which is not covered by the tax holiday.

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

 Fair value of financial instruments

The Company adopted the provisions of ASC 820, “Fair Value Measurement and Disclosures.”  ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, other receivables, accounts payable, accrued expenses, taxes payable and notes payable approximate fair value due to the short-term nature of these items. The Company uses the Level 3 method to measure fair value of its bank loan. The carrying amount of the bank loan approximates the fair value based on the Company's expected borrowing rate for debt with similar remaining maturities and comparable risk in market. The Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with ASC 820.

EASTERN ENVIRONMENT SOLUTIONS, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign currency translation

The Company’s reporting currency is the U.S. dollar (“US$”) and its principal country of operations is the PRC.  The financial position and results of operations of the Company are determined using local currency (“RMB”) as the functional currency.  The results of operations and the statement of cash flows denominated in local currency are translated at the average rate of exchange during the reporting period.  Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date.  The equity denominated in functional currency is translated at the historical rate of exchange at the time of capital contribution.  Because cash flows are translated based on average translation rate, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.  Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders equity as “Accumulated Comprehensive Income”.

The value of RMB against US$ and other currencies may fluctuate and is affected by, among other things, changes in China's political and economic conditions, Any significant revaluation of RMB may materially affect the Company's financial condition in terms of US$ reporting.

Stock-based compensation

The Company records stock based compensation expense pursuant to the United States ASC 718, which establishes the accounting for employee stock-based awards.  Under the above provisions, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Deferred stock compensation represents shares issued to employees that will be vested over a certain service period. Deferred stock compensation is included in additional paid-in capital as an offset to equity. For the years ended December 31, 2010 and 2009, $302,403 and $382,750 stock based compensation expenses were recorded in selling, general and administrative expenses.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

EASTERN ENVIRONMENT SOLUTIONS, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and diluted earnings per share (Continued)

	Years ended December 31,
	2010	2009

Net Income	$6,576,604	$697,878

Shares (denominator)
Weighted average common shares outstanding-basic	12,277,706	11,429,083

Plus: effect of diluted securities unvested compensation Shares	2,692,480	3,541,103

Weighted average common shares outstanding-diluted	14,970,186	14,970,186

Earnings per share – basic	$0.54	$0.06

Earnings per share – diluted	$0.44	$0.05

New accounting pronouncements

In January 2010, the FASB issued ASU No. 2010-06 - Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.

Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of its ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

EASTERN ENVIRONMENT SOLUTIONS, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New accounting pronouncements (continued)

In April 2010, the FASB issued ASU No. 2010-13, Compensation – Stock Compensation: Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early adoption permitted. The Company is currently evaluating the potential impact of this standard.

 NOTE 3.  PROPERTY AND EQUIPMENT

Property and equipment  consisted of the following:

	December 31, 2010	December 31, 2009

Property and Equipment	$174,271	$168,535
Less: accumulated depreciation	(60,867)	(44,360)
Total property and equipment, net	$113,404	$124,175

Property and equipment are stated at cost, net of accumulated depreciation and amortization.  Maintenance and repairs are charged to expense as incurred.  Depreciation and amortization are computed using the straight-line method over the estimated useful lives of 5-10 years.  Depreciation expense for property and equipment for the twelve months ended December 31, 2010 and 2009 was $16,507 and $16,303, respectively.

NOTE 4.  LANDFILL DEVELOPMENT COSTS

Landfill development costs and equipment consisted of the following:

	December 31, 2010	December 31, 2009
Landfill development costs
Machinery and equipment	$1,197,396	$1,097,761
Landfill	2,339,725	2,129,168
Construction in progress	3,689,304	3,645,860
Advances to suppliers	4,215,693	3,783,981
Subtotal	11,442,118	10,656,770
Less: accumulated depreciation	(3,814,934)	(2,423,871)
Total Landfill development costs, net	$7,627,184	$8,232,899

EASTERN ENVIRONMENT SOLUTIONS, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  LANDFILL DEVELOPMENT COSTS (Continued)

Landfill development costs represent the capitalized expenses attributable to the construction of the Harbin landfill.  Landfill development costs are amortized using a units of measure method over the contract term, commencing when the landfill was first put into use.  The Company amortizes estimated total landfill development costs (currently estimated at $17.2 million), using the ratio of actual tonnage disposed in the landfill in proportion to the total anticipated capacity of the landfill, based on the Company’s assessment that it is probable that the Company will continue to utilize the Harbin landfill for the full term of the Build-Operate-Transfer (“BOT”) agreement and that, in that period, the landfill will be filled to capacity.  The Company determined that the units of measure method of accounting for landfill development costs more accurately correlates  the cost of building the landfill with the revenue recognized with each ton of waste disposed of in the landfill over the life of the landfill.

Landfill development costs also include advances to suppliers representing payments made for machinery, supplies and equipment related to the construction of the landfill.  The Company made a determination that it would not establish a reserve against the advances to suppliers that are included in landfill development costs on the Consolidated Balance Sheets as of December 31, 2010 and 2009.  The determination was based on the continuance of operations at the Landfill, and the probability that the advances will be utilized for purchase of construction materials and equipment during the next two years.  The Company also determined that depreciation of equipment over the life of the landfill was appropriate, as the equipment is, for the most part, heavy earth-moving equipment with a useful life approximately equal to the term of the BOT Agreement.  In addition, the BOT Agreement provides that equipment used at the landfill will be surrendered to HMUAB upon termination of the BOT Agreement.

The Company has no obligations relating to capping, closure or other post-closure obligations; accordingly no reserve for post-closure activities or asset retirement obligations has been established.

Interest expense in the amount of $111,011 was capitalized for the twelve months ended December 31, 2010.  Interest expense in the amount of $48,035 was capitalized for the two months of November and December 2009.  Interest was not capitalized during the suspension period.  The capitalized interest is amortized as landfill development costs.

The landfill will be constructed over a period of years as one (1) whole unit.  However, the construction will be completed in different stages in order to comply with certain structural requirements.  In order to start the next phase of construction, the prior phase must be completed.  The Company anticipates the total landfill capacity of approximately 7.8 million tons.  The break outs will be as follows:

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

EASTERN ENVIRONMENT SOLUTIONS, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  LANDFILL DEVELOPMENT COSTS (Continued)

The Company reviews its estimate of the total construction cost of the landfill at the end of each quarter.  The estimate, revised if necessary, is then converted from RMB to dollars based on the historical conversion rate for previously capitalized costs and the current conversion rate for estimated future costs.  As of December 31, 2010, the Company estimated that the total construction for the landfill will be $17,235,000, which was consistent with the Company’s estimate as of December 31, 2009.  These costs are for the completion of the three underground phases with minimal costs expected for the 4th phase above ground.

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

Landfill amortization expense for the twelve months ended December 31, 2010 and 2009 was $1,273,161 and $144,433, respectively.  During the ten months ended October 31, 2009 and throughout 2008, the landfill was not utilized due to suspension of operations.  During the twelve months ended December 31, 2010, the Company disposed of 532,984 tons of waste in the landfill.  During the months of November and December 2009, the Company disposed of 60,933 tons of waste in the landfill.

The following table shows landfill usage during the years ended December 31, 2010 and 2009:

	December 31,2010	December 31, 2009
Estimated total landfill capacity (tons)	7,800,000	7,800,000
Total cumulative tons disposed in landfill	1,555,619	1,022,635
Percentage of landfill used	20.0%	13.1%

Total tons disposed during period	532,984	60,933
Percentage of landfill used	6.8%	.8%

NOTE 5.  INVENTORIES

Inventories consist of the following:

	December 31, 2010	December 31, 2009
Material for use in landfill	$45,203	$42,650
Consigned plastics	207,173	--
Total	$252,375	$42,650

EASTERN ENVIRONMENT SOLUTIONS, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  LOAN TO RELATED PARTIES

As of December 31, 2010 and 2009, the balance of loans to related parties consists the following:

	December 31, 2010	December 31, 2009
Shibin Jiang	--	$4,744
Yan Feng	--	38,084
	--	$42,828

These loans were repaid in full on August 13, 2010.

 NOTE 7.  LOAN TO UNRELATED PARTIES

As of December 31, 2010 and 2009, the balance of loans to unrelated parties consists the following:

	December 31, 2010	December 31, 2009
Harbin Jiayi Import and Export Co., Ltd	$--	$439,431
Heilongjiang Guoan Real Estate Development Corp.	4,543,864	--
Total	$4,543,864	$439,431

The balance with Harbin Jiayi Import and Export Co., Ltd. (“Jiayi”) represents a third-party loan from the Company.  The original loan was repaid by the end of June 2009. As of December 31, 2009, the balance with Jiayi represented a second loan from the Company.  The loan was unsecured and bore 5.31% annual interest.  The loan was repaid on March 11, 2010, the stated maturity date.

In November 2010, the Company made a short-term loan to Heilongjiang Guoan Real Estate Development Corp (“HGRE”), an unrelated party.  The amount of the loan is $4,543,864 (RMB 30 million), secured by real estate of an unrelated party.  The term is one year.  The repayment schedule is divided into two parts.  HGRE will make the first repayment of 15 million RMB on September 30, 2011.  The balance of the loan, 15 million RMB, will be due on November 29, 2011.  The interest rate is 6.372%, higher than the base interest rates of People's Bank of China by 20 basis points. The interest is paid quarterly.  Management intends and expects that the Company will hold the loan until it matures.  Accordingly, due to the short-term nature of the loan, it is being carried on the Company’s books at cost.

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

EASTERN ENVIRONMENT SOLUTIONS, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  MAJOR CUSTOMERS (Continued)

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

In March 2010, the Company signed a plastic bottle cap processing and consignment sales agreements with Harbin Bin County Welfare Plastic Products Co., Ltd (“HBC”). In accordance with the agreements, HBC will be responsible for processing the plastic bottle caps sorted from the landfill.  The Company will pay a processing fee to HBC in return.  The processed plastic granules will be sold by HBC at an agreed price.  The Company fixes a minimum resale price, which HBC must collect and remit to the Company upon sale of the granules.  HBC is entitled to retain any revenue it obtains from the resale in excess of the fixed minimum price.

The following table presents sales from major customers with individual sales over 10% of total net revenue for the years December 31, 2010 and 2009:

	December 31. 2010		December 31. 2010
	Sales	% of Sales	Sales	% of Sales

HMUAB, Disposal fees	$4,767,111	28%	$538,748	29%
HMUAB, Minimum fees	-	-	1,342,554	71%

Consignment sales through Dongxin	10,615,714	63%	-	0%

All other	1,439,197	9%	-	0%

Total Sales	$16,822,022	100%	$1,881,302	100%
Accounts receivable related to HMUAB, Dongxin and HBC are as follows:

	December 31, 2010		December 31, 2009
	Accounts	% of Accounts	Accounts	% of Accounts
	Receivables	Receivables	Receivables	Receivables

HMUAB	$1,246,873	23%	$4,253,203	100%

Dongxin	3,930,912	72%	-	0%

HBC	267,633	5%	-	0%

Total	$5,445,418	100%	$4,253,203	100%

EASTERN ENVIRONMENT SOLUTIONS, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  SEGMENT INFORMATION

The Company identified two operating segments for the year ended December 31, 2010: landfill operation and plastic bottle sorting and recycling. The landfill operating segment provides non-hazardous municipal solid waste processing and disposal services.  The plastic bottle recycling segment sorts the waste plastic bottles from the landfill the Company is operating, outsources the processing function to Dongxin and HBC and sells the processed PET bottles and plastic granules on consignment basis through Dongxin and HBC.  In addition, the Company has recorded as a separate element of revenues the Landfill Minimum Fees, which are the payments made to the Company for landfill services when the minimum daily delivery was not met.

All of the Company’s revenue is from customers in the PRC.

The measurement of segment income is determined as earnings before income taxes.  Segment incomes are reported to the Company’s chief operating decision maker (“CODM”) using the same accounting policies as those used in the preparation of these Consolidated Financial Statements.  Items that are not allocated to the Company’s operating segments are comprised primarily of selling, general and administration expenses (“SG&A”), interest income and expenses, other income and expenses and income taxes.

The segment information for the reportable segments for the years ended December 31, 2010 and 2009 and the reconciliation of reportable segment net sales and net income to the consolidated total are as follows:

For the Year Ended December 31, 2010	Landfill Disposal Fees	PET Bottle Fees	Landfill Minimum Fees	Consolidated Total
Revenue	$4,767,111	$12,054,911	$-	$16,822,022
Cost of revenue	1,496,845	7,082,605	-	8,579,450
Gross profit	3,270,266	4,972,306	-	8,242,572
Income from operations				7,567,144
Income before income taxes				7,565,438
Provision for income taxes				988,834
Net income				$6,576,604

For the Year Ended December 31, 2009
Revenue	$538,748	$-	$1,342,554	$1,881,302
Cost of revenue	182,960	-	-	182,960
Gross profit	355,788	-	1,342,554	1,698,342
Income from operations				1,036,621
Income before income taxes				882,773
Provision for income taxes				184,895
Net income				$697,878

EASTERN ENVIRONMENT SOLUTIONS, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2010 and December 31, 2009, the loan payable consists of the following:

	December 31, 2010	December 31, 2009
Loan payable	$1,087,416	$2,054,008
Less: current portion	1,087,416	966,592
Loan payable - non-current portion	$--	$1,087,416

NOTE 11.  INCOME TAXES

PRC Tax

Two of the Company’s operating subsidiaries, Harbin Yifeng and Yifeng Zhiye, are both registered and operate in Harbin, China. They are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are normally subject to tax at a statutory rate of 25%.  Management anticipates that substantially all of the profits generated by the Company’s subsidiaries will be retained in the PRC and not repatriated, except for transfers to the U.S. to pay administrative expenses of the parent corporation.

Upon the acquisition of Harbin Yifeng by the Company, Harbin Yifeng applied to be treated as a Wholly Foreign Owned Enterprise (“WFOE”). In accordance with the relevant income tax laws, the profits of WFOEs were fully exempted from income tax for two years, from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% income tax reduction for the immediate next three calendar years (“tax holiday”).

Harbin Yifeng was granted the status of WFOE in the fourth quarter of 2006 with a choice of starting the tax holiday immediately or the next calendar year. Harbin Yifeng elected for this tax holiday to commence in January 2007. Its two-year tax exemption period was from January 1, 2007 to December 31, 2008 and the three-year income tax reduction period will be from January 1, 2009 to December 31, 2011.

EASTERN ENVIRONMENT SOLUTIONS, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.  INCOME TAXES (Continued)

The estimated tax savings as a result of the Company’s tax holiday in 2010 amounted to $1,117,318.  The net effect on earnings per share had the income tax been applied would decrease basic earnings per share for 2010 from $0.54 to $0.44.  The estimated tax savings as a result of the Company’s tax abatement in 2009 amounted to $174,270. The net effect on earnings per share had the full income tax been applied would decrease basic earnings per share for 2009 from $0.06 to $0.04.

United States Tax

The Company was incorporated in the United States.  It incurred net operating losses for U.S. income tax purposes for the years ended December 31, 2010 and 2009.  Net operating loss carry forwards, including amortization of share-based compensation, for United States income tax purposes amounted to $1,154,669 and $852,267 as of December 31, 2010 and 2009, respectively, which may be available to reduce future periods' U. S. taxable income.  These carry forwards will expire, if not utilized, beginning in 2028 through 2029. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance at December 31, 2010 and 2009 for the temporary difference related to the loss carry-forwards.  Management reviews this valuation allowance periodically and makes adjustments as warranted.  At December 31, 2010 and 2009, the deferred tax assets/(liabilities) and the related valuation allowance were as follows:

	December 31, 2010	December 31, 2009
USA	$392,587	$289,771
China	120,719	(10,631)

Less: Valuation Allowance	(392,587)	(289,771)

Net	$120,719	$(10,631)

For the years ended December 31, 2010 and 2009, the corporate income expenses were as follows:

	For the years ended December 31,
	2010	2009

Current	$1,117,318	$174,270
Deferred	(128,484)	10,625

Total	$988,834	$184,895

EASTERN ENVIRONMENT SOLUTIONS, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.  INCOME TAXES (Continued)

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the years ended December 31, 2010 and 2009:

	For the years ended December 31,
	2010	2009

U.S. statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0%)	(34.0%)
China statutory income tax rate	25.0%	25.0%
China income tax exemption	(12.5%)	(25.0%)
Expenses incurred in USA that are not subject to the PRC income tax	0.5%	6.3%
Non-deductible expenses	-	2.1%

Effective tax rate	13.0%	20.9%

NOTE 12.  STATUTORY RESERVES

EESC is required to allocate a portion of its after tax profits to the statutory reserve.  Appropriations to the statutory reserve are required to be at least 10% of an enterprise’s after tax retained earnings.  When the surplus reserve account balance is equal to or greater than 50% of the Company’s registered capital, no further allocation to the surplus reserve account is required.  EESC’s combined registered capital is RMB 28 million, which when 50% is converted to U. S. currency, the maximum reserve is approximately $ 2,049,000 at December 31, 2010.

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

If the accumulated balance of the Company’s statutory reserve is not enough to make up for the losses of the Company’s previous year, the current years’ profit shall first be used for making up the losses before the statutory reserve is drawn.  As of December 31, 2010 and 2009 the Company had accumulated after tax profits of $12,253,809 and $$5,677,206 and therefore is required to make accumulative contributions of $1,225,381 and $567,721, respectively, to the statutory surplus reserve account.

	December 31, 2010	December 31, 2009
Accumulated after tax profits	$12,253,809	$5,677,206
Percentage applied	10%	10%
Accumulated Statutory Surplus Reserve	$1,225,381	$567,721

EASTERN ENVIRONMENT SOLUTIONS, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company granted a total of 2,950,000 shares of its common stock to employees in 2008 under the 2008 Plan with a weighted average grant price of $0.45 and average vesting period of 10 years.

These restricted stock issuances are accounted for at fair value, based upon the closing stock price at the date of grant.  The corresponding expense is amortized over the vesting period.  A summary of the status of the Company’s nonvested shares as of December 31, 2010 and 2009, and changes during the years ended December 31, 2010 and 2009, is presented below:

EASTERN ENVIRONMENT SOLUTIONS, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.  STOCK-BASED COMPENSATION (Continued)

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value

Nonvested at January1, 2009	4,013,335	$1,892,889
Granted	-	-
Vested	868,336	382,751
Forfeited	-	-

Nonvested at December 31, 2009	3,144,999	$1,510,138
Granted	-	-
Vested	718,333	312,805
Forfeited	-	-
Nonvested at December 31, 2010	2,426,666	$1,197,333

A summary of the status of the Company’s deferred stock compensation under the Plan as of December 31, 2010 and 2009, and changes for the years ended December 31, 2010 and 2009, is presented below:

Deferred stock compensation as of January 1, 2009	$1,881,069
Deferred stock compensation granted in 2009	-
Compensation expenses debited to statement of operations with a credit to additional paid-in capital	(382,750)
Deferred stock compensation as of December 31, 2009	$1,498,319

Compensation expenses debited to statement of operations with a credit to additional paid-in capital	(302,403)
Deferred stock compensation as of December 31, 2010	$1,195,916

The total remaining unrecognized compensation related to deferred stock issuances will be amortized over the weighted-average remaining requisite service period of eight years.

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were not effective due to the material weaknesses identified below in subsection c:  “Management’s Report on Internal Control over Financial Reporting.”

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

(c)            Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2010 using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

b.           Lack of expertise in U.S accounting principles among the personnel in our Chinese headquarters.  Our books are maintained and our financial statements are prepared by the personnel employed at our executive offices in the City of Harbin.  Few of our employees have experience or familiarity with U.S accounting principles.  The lack of personnel in our Harbin office who are trained in U.S. accounting principles is a weakness because it could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP as well as failures in the implementation and interpretation of complex accounting pronouncements.

c.           Inadequate controls over the spending discretion of executive officers.  In June 2010, the Company expanded its Board to include a majority of independent directors.  Prior to this time, all of the directors were executive officers of the Company.  The election of an independent Board necessitates that procedures be adopted to assure that the use of funds and other significant decisions by the executive officers are authorized by the Board.  As of December 31, 2010, the Board had not implemented sufficient procedures to assure that the executive officers are at all times acting pursuant to explicit authorization by the Board.

In November 2010, the Company engaged a new Chief Financial Officer, who has extensive experience in preparing financial statements under U.S. GAAP.  In addition, Management is currently reviewing its staffing and their training in order to remedy the first two weaknesses identified in this assessment.  As to the third weakness, the Board of Directors is currently reviewing potential policies and programs for communication between the Board and executive officers, and expects to implement such policies in the near future.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.             OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers and directors of the Company are:

	Position/Title	Age	Director Since
Feng Yan	Chairman, Chief Executive Officer	47	2009
Shibin Jiang	Director /Chief Operating Officer	53	2006
Kenneth Leung	Director	65	2010
Gene Hsiao	Director	47	2010
Shiping Wang	Director	51	2010
John W. Poling	Chief Financial Officer	65	--
Song Guofeng	Vice President - Finance	53	--

The following sets forth biographical information regarding the Company’s directors and executive officers.

Feng Yan.  Ms. Yan has been employed as President of Harbin Yifeng Group Co., Ltd. since 1999.  Harbin Yifeng Group Co. is engaged in a wide variety of businesses, including the distribution of construction materials, chemical products, hardware, groceries, auto parts and agricultural products.  Since 2002 Ms. Feng has also served as a Director of Harbin Binjiang Freightage Market Co., Ltd., a property manager.  And since 2003 she has also served as a Director of Harbin Tianli Real Estate Development Co., Ltd., which is engaged in real estate development and the distribution of construction materials, chemical products and books.  Since 1997 Ms. Feng has also served as Director of the Harbin Tianli Taxi Co., Ltd., which operates a taxi service in Harbin.  In 1999 Ms. Feng earned a Bachelor’s Degree with a concentration in Accounting from the Harbin Committee School of the CCP.  Currently she is pursuing a Masters in Business Administration at the Guanghua School of Management at Peking University.  Ms. Feng was appointed to the Board of Eastern Environment Solutions, Corp to contribute her experience with the Company’s operations and with business operations in Harbin in general.

Shibin Jiang.  Mr. Jiang graduated from Harbin Electrical Manufacture College of the First Mechanical Industry in 1982. From 1983 to 1987, he was employed as a Senior Engineer at Harbin’s First Metal Vessels Factory. Thereafter, he was employed as Chief Engineering Manager in Harbin Harping Construction Company’s technology department from 1988 to 1995. From 1995 to the present, he has been employed as Vice President of Bin Jiang Commodity Transportation Market Ltd.   Since 2003 Mr. Jiang has also been employed as the General Manager, Chief Engineer and Director of Harbin Yifeng Eco-environment Co., Ltd.  Mr. Jiang was appointed to the Board of Eastern Environment Solutions, Corp to contribute his knowledge of the Company’s operations and of the engineering industry in Harbin.

Kenneth Leung has been employed since 2005 by Madison Williams and Company, which is an investment bank.  Since 2006 Mr. Leung has served as Managing Director.  In that position, Mr. Leung has been provided investment banking services to companies in the environmental industry, including private and public equity funding, merger and acquisition advice, and consulting regarding strategic planning.  During the past five years, Mr. Leung has served as a member of the Board of Directors of Synagro Technologies from 1998 to 2005, US Ecology (NASDAQ: ECOL) from 2005 to 2008, Aerogrow International Inc. (OTCBB: AERO) from 2005 to 2008, Dewpoint Environmental from 2006 to 2008, SystemsOne Technologies from 2000 to the present, and Caprius Inc. (OTCBB: CAPI) from 2006 to the present.  US Ecology, Aerogrow, and Caprius file periodic reports with the Securities and Exchange Commission.  Mr. Leung was awarded a B.A. degree by Fordham College in 1967 and a MBA degree by Columbia University in 1970.  The Eastern Environment Solutions Board of Directors appointed Mr. Leung to their Board in order to take advantage of his experience in the financing of growth companies providing environmental services.

Gene Hsiao became employed in June 2010 as Chief Financial Officer of Bohai Pharmaceuticals Group, Inc. (OTCBB:  BOPH), a company located in Yantai, China, which is engaged in the manufacture and distribution of traditional Chinese medicines.  From 2008 to 2010 Mr. Hsiao was employed as Chief Financial Officer of China Advanced Construction Materials Group, Inc. (NASDAQ:  CADC), which is located in Beijing and engaged in the manufacture and distribution of concrete.  In that position, Mr. Hsiao was responsible for financial planning and capital financing, as well as developing corporate governance and compliance procedures.   From 2000 to 2008 Mr. Hsiao was employed as Controller of Milligan & Company, LLC, which is a consultant and certified public accountant.  In that position Mr. Hsiao managed the company’s accounting and financial reporting functions as well as its internal control functions.  From 2008 to 2010 Mr. Hsiao served as a member of the Board of Directors of China Advanced Constructions Materials Group, Inc.  In 1990 Mr. Hsiao was awarded a BS degree by Drexel University.  The Eastern Environment Solutions Board of Directors appointed Mr. Hsiao to their Board in order to take advantage of his 15 years of experience in corporate finance and management.

Shiping Wang has been engaged since 1997 in academic research as well as program development with respect to waste compost and comprehensive disposal technology in several provinces of China.  Since 2003 he has been employed as Professor at the Institute of Food Engineering of China Agricultural University.  Professor Wang engages in research regarding agricultural and urban waste disposal, specializing in the analysis and development of programs for the utilization of food waste.  From 1997 to 2003 Professor Wang was employed as Professor and Director of the Life Science and Biotechnique Research Center of the China Northeast Agriculture University, engaged in research regarding solid waste disposal.   During the same period, from 1997 to date, Professor Wang has been affiliated with Meishang Biology High Science and Technology Environment Protection Co., Ltd., where he currently serves on a part-time basis as Chief Scientist, and served from 1997 to 2006 as Chief Technology Officer and Executive Vice President.  Professor Wang also serves as the environmental protection model city evaluation expert for China’s Ministry of Environmental Protection, as “863” resources comprehensive utilization evaluation expert for the Ministry of Science and Technology, and as an associated expert with the China Resources Recycling Association.  In 1992 Professor Wang was awarded a Master’s Degree in Environmental Monitoring by the China Jilin University.  Mr. Wang was appointed to the Board to contribute his expertise in the Chinese waste disposal industry.

John W. Poling.  Mr. Poling has over 30 years of experience in the financial management of public and private companies, during the greater portion of which he has been engaged by companies in the waste management industry.  Currently, in addition to his engagement by Eastern Environment Solutions, Mr. Poling is affiliated with one private and two other public companies.  Since 2009 he has served as Senior Vice President for The Colmen Group, Inc., which provides consulting and financial advisory services to public and private companies, including advice regarding compliance with U.S. securities laws, investment banking and financial modeling.  Since 2006 Mr. Poling has served as Chairman of the Audit Committee and member of the Compensation Committee for US Ecology, Inc. (NASDAQ GS:  ECOL), which is engaged in hazardous and nuclear waste treatment and disposal.  Since 2003 Mr. Poling has served as Chairman of the Audit and Corporate Governance Committees and member of the Compensation Committee for Kreisler Manufacturing Corporation (Pink Sheets:  KRSL), which manufactures precision metal components and assemblies.  From 2004 to 2007 Mr. Poling was employed as CFO by The TUBE Media Corp, a media company.  From 2002 to 2004 he was a Partner in Tatum Partners, LLC, a professional services firm specializing in financial and information technology consulting.  From 1999 to 2002 Mr. Poling was employed as CFO of U.S. Plastic Lumber Corp., a NASDAQ-listed company that manufactured plastic lumber and other products from recycled plastic.  For most of the twenty years prior to that engagement, Mr. Poling was employed in financial management positions by publicly-traded participants in the waste remediation industry.  In 1973 Mr. Poling was awarded a B.S. with a major in accounting by Rutgers University.

Song Guofeng.  Ms. Song has been employed as the Company’s Vice President - Finance since June 2010.  Previously Ms. Song had over ten years of experience in financial management:  from 2008 to 2010 as Chief Financial Officer of Harbin Tianheli Pharmaceutical Company, from 2007 to 2008 as Chief Financial Officer of Harbin Datong Shiye Group, From 2005 to 2006 as Financial Manager for the Yifeng Group, and prior to that as Chief Financial Officer and accountant in the Heilongjiang Mudanjiang 2nd Textile Factory.  Ms. Song graduated in 1992 from the Zhongnan University of Economics with a major in accounting.

All of our directors hold offices until the next annual meeting of the shareholders of the Company, and until their successors have been qualified after being elected or appointed.  Officers serve at the discretion of the board of directors.

Nominating, Compensation and Audit Committees

The Board of Directors has appointed the following committees:

Audit Committee
       Kenneth Leung (Chairman)
       Gene Hsiao

Compensation Committee
       Kenneth Leung (Chairman)
       Gene Hsiao

Nominating and Corporate Governance Committee
       Kenneth Leung (Chairman)
       Gene Hsiao

The Board has determined that each of the members of the Audit Committee satisfies the independence requirements of the NYSE Amex.  The Audit Committee oversees our accounting and financial reporting processes and procedures, reviews the scope and procedures of the internal audit function, appoints our independent registered public accounting firm and is responsible for the oversight of its work and the review of the results of its independent audits.  The Audit Committee met two times during fiscal 2010.

The Board of Directors has determined that each of the members of the Audit Committee, is an audit committee financial expert:  Mr. Leung by reason of his experience in investment banking and Mr. Hsiao by reason of his experience in public accounting and as a principal financial officer.

The Board has determined that each of the members of the Compensation Committee satisfies the independence requirements of the NYSE Amex.  The Compensation Committee oversees the Company’s policies regarding compensation and benefits, evaluates the performance of the Company’s executive officers, reviews and approves the compensation of the Company’s executive officers, and sets the compensation for members of the Board of Directors.  The Compensation Committee also functions as the Disinterested Committee, as defined in Article III of the 2008 Stock and Stock Option Plan and with the powers set forth in the Plan.  The Compensation Committee met three times during fiscal 2010.

The Board has determined that each of the members of the Nominating and Corporate Governance Committee satisfies the independence requirements of the NYSE Amex.  The Nominating and Corporate Governance Committee makes recommendations to the Board regarding nominees to be submitted to our shareholders for election at each annual meeting of shareholders, selects candidates for consideration by the full Board to fill any vacancies on the Board, and oversees all of our corporate governance matters.  The Nominating and Corporate Governance Committee met three times during fiscal 2010.

Shareholder Communications

The Board of Directors will not adopt a procedure for shareholders to send communications to the Board of Directors until it has reviewed the merits of several alternative procedures.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its executive officers.  A copy of the Code of Ethics was filed as exhibit 14 to the Current Report on Form 8-K filed on June 28, 2010.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2010, except that each of Messrs. O’Shea, Sterling, Min, and Xu failed to file a Form 3 when due.

ITEM 11.             EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by Eastern Environment and its subsidiaries to (a) Feng Yan, its Chief Executive Officer, for services rendered in all capacities to the Company during the period from September 11, 2009 to December 30, 2010, and to (b) Yun Wang, its previous Chief Executive Officer, for services rendered in all capacities to the Company during the period from January 1, 2009 through September 11, 2009 and the year ended December 31, 2008.  There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2010 exceeded $100,000.

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Feng Yan	2010	$6,941	--	--	--	--
	2009	$2,235	--	--	--	--

Yun Wang	2009	$4,400	--	--	--	--
	2008	$5,052	--	--	--	--

Employment Agreements

Feng Yan, our Chief Executive Officer, has an employment agreement dated September 11, 2009 with Harbin Yifeng Eco-Environment Co., Ltd., the subsidiary of Eastern Environment Solutions, Corp.  The agreement provides that she will serve as President for a term ending on September 10, 2011.  Harbin Yifeng Eco-Environment will pay her a salary of at least 3800 Renminbi (approximately $556) per month.  Ms. Feng will continue to perform services for the four employers identified in her biographical material above while serving as President of Eastern Environment Solutions, Corp.

John Poling, our Chief Financial Officer, entered into an Executive Engagement Agreement with Eastern Environment Solutions.  The agreement provides that Mr. Poling will serve as Vice President - Finance and Chief Financial Officer for a term of one year, commencing in November 2010.  The Company will pay Mr. Poling a fee of $125 per hour of services.  The Company will also issue to Mr. Poling 5,500 shares of its common stock, which will vest on the first anniversary of his engagement by the Company if he continues to serve as Chief Financial Officer.

The Company has employment agreements with its other two executive officers, Shibin Jiang and Guofeng Song, which outline salary and benefit arrangements.  The two agreements have similar terms, which include base salaries of cash, the provision of labor-related insurance, termination for cause or on 30 days’ notice, and the provision of labor-related benefits in conformance with PRC labor laws.  Mr. Jiang’s agreement has a one-year term.  Ms. Song’s agreement terminates on December 31, 2013.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2010 and those options held by her on December 31, 2010.

Option Grants in the Last Fiscal Year

	Number of securities underlying option	Percent of total options granted to employees in fiscal	Exercise Price	Expiration	Potential realizable value at assumed annual rates of appreciation for option term
	granted	year	($/share)	Date	5%	10%
Feng Yan	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officer named in the table above during the year ended December 31, 2010 and held by her unvested at December 31, 2010.

Unvested Stock Awards in the Last Fiscal Year

	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Feng Yan	--	--

Compensation of Directors

Employees who are also members of the Board of Directors are not additionally compensated for their services as a director.  The Company has entered into Independent Directors Contracts with Kenneth Leung, Gene Hsiao and Shiping Wang.  The Company agreed to pay Kenneth Leung a cash fee of $30,000 per annum and to issue to him common stock valued at $30,000 on June 9, 2011, if he remains on the Board on that date.  The Company has agreed to pay Gene Hsiao a cash fee of $24,000 per annum and to issue to him common stock valued at $30,000 on June 9, 2011, if he remains on the Board on that date.  The Company has agreed to pay Shiping Wang a cash fee of $20,000 per annum.

The following table summarizes the total compensation earned by all non-employee Directors during 2010:

Director Summary Compensation for 2010

Name	Fee Earned or Paid in Cash($)	All Other Compensation ($)	Total ($)
Kenneth Leung	15,000	--	15,000
Gene Hsiao	12,000	--	12,000
Shiping Wang	8,333	--	8,333

 In addition to the amounts shown above, non-employee Board members received reimbursement for travel and lodging expenses incurred while attending Board and committee meetings and Board-related activities, such as visits to Company locations.

There were no outstanding options or other equity awards at year-end 2010 for non-employee Directors.

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Class
Feng Yan	6,278,000	41.9%
Shibin Jiang	1,196,000	8.0%
Kenneth Leung	0	--
Gene Hsiao	0	--
Shiping Wang	0	--
All officers and directors (7 persons)	7,494,000	50.1%
Bin Feng	1,656,000	11.1%
_____________________________
(1)	Unless otherwise noted, the shareholder’s address is c/o Harbin Yifeng Eco-environment Co., Ltd., Harbin Dongdazhi Street 165, Harbin, Heilongjiang, P.R. China.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

There were no material related party transactions during 2010.

Director Independence

The following members of our Board of Directors are independent, as “independent” is defined in the rules of the NYSE Amex:  Kenneth Leung, Gene Hsiao, Shiping Wang.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Friedman LLP billed $40,000 to the Company for professional services rendered for the audit of the fiscal 2010 financial statements and review of the financial statements included in fiscal 2010 10-Q filings.  Friedman LLP billed $33,000 to the Company for professional services rendered for the audit of the fiscal 2009 financial statements and review of the financial statements included in fiscal 2009 10-Q filings.

Audit-Related Fees

Friedman LLP billed $45,000 to the Company during 2010 for assurance and related services that are reasonably related to the performance of the 2010 audit or review of the quarterly financial statements.  Friedman LLP billed $2,000 to the Company during 2009 for assurance and related services that are reasonably related to the performance of the 2009 audit or review of the quarterly financial statements.

Other Fees

Friedman LLP did not perform any services for the Company in 2010 or 2009, except as specified above.

 All of the services described above were approved by the Board of Directors.  It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by Friedman LLP.

Subcontracted Services

The hours expended on Friedman LLP’s engagement to audit the Company’s financial statements for 2010 that were attributed to work performed by persons other than full-time permanent employees of Friedman LLP was not greater than 50% of the total hours expended.

ITEM 15.             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibit List

3-a	Articles of Incorporation – filed as an exhibit to the Information Statement on Schedule 14C filed on September 23, 2005 and incorporated herein by reference.

3-b	By-laws – filed as an exhibit to the Information Statement on Schedule 14C filed on September 23, 2005 and incorporated herein by reference.

10-a
Franchise Contract made in 2003 between Harbin Municipal Urban Administrative Bureau and Harbin Yifeng Group Co., Ltd. - filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 18, 2010, and incorporated herein by reference.

10-b
Employment Agreement dated September 11, 2009 between Harbin Yifeng Eco-Environment Co., Ltd. and Feng Yan - filed as an exhibit to the Current Report on Form 8-K filed on September 17, 2009 and incorporated herein by reference.

10-c
Translations of Agreements between Harbin Yifeng Eco-Environment Corp. and Harbin Dongxin Waste Recycling Corp.:  Entrust Processing Agreement dated January 10, 2010; Sales Agency Agreement dated January 20, 2010; and Supplementary Agreement to Sales Agency Agreement dated October 28, 2010.

10-d
Translations of Agreements between Harbin Yifeng Eco-environment Corp. and Harbin Bin County Welfare Plastic Factory:  Entrust Processing Agreement dated March 16, 2010; and Supplementary Agreement to Entrust Processing Contract - HBC effective on November 16, 2010.

10-e
Executive Engagement Agreement dated October 28, 2010 between John W. Poling and Eastern Environment Solutions, Corp. - filed as an exhibit to the Current Report on Form 8-K filed on November 3, 2010 and incorporated herein by reference.

14.	Employee Code of Business Conduct and Ethics - filed as an exhibit to the Current Report on Form 8-K filed on June 28, 2010 and incorporated herein by reference.

21	Subsidiaries – American Eco-Environment Corporation, a Delaware corporation
Harbin Yifeng Eco-environment Co., Ltd., a PRC corporation
Harbin Yifeng Zhiye Management Co., Ltd., a PRC corporation

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification - CFO

32	Rule 13a-14(b) Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN ENVIRONMENT SOLUTIONS, CORP.

Date: March 30, 2011	/s/ Feng Yan
Feng Yan, Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Feng Yan	March 30, 2011
Feng Yan
Director, Chief Executive Officer

/s/ John W. Poling	March 30, 2011
John W. Poling
Chief Financial Officer, Chief Accounting Officer

/s/ Shibin Jiang	March 30, 2011
Shibin Jiang, Director

/s/ Kenneth Leung	March 30, 2011
Kenneth Leung, Director

/s/ Gene Hsiao	March 30, 2011
Gene Hsiao, Director

/s/ Shiping Wang	March 30, 2011
Shiping Wang