Form 10-Q
period 2011-03-31
Eastern Environment Solutions Corp.
filed 2011-05-16
CIK 1119721

U. S. Securities and Exchange Commission
Washington, D. C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

May 16, 2011:  Common Voting Stock: 14,970,186

EASTERN ENVIRONMENT SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	MARCH 31,	DECEMBER 31,
	2011	2010
ASSETS
Current assets:
Cash	$4,331,374	$1,886,126
Accounts receivable	4,468,003	5,445,418
Inventories	22,795	252,375
Other receivables	1,269	1,259
Loan receivable	4,581,132	4,543,864
Total Current Assets	13,404,573	12,129,042

Property and equipment, net of accumulated depreciation of $66,713 and $60,867, respectively	108,987	113,404

Landfill development costs, net of amortization of $4,178,651 and $3,814,935, respectively	7,417,382	7,627,184

Deferred tax assets	155,137	120,719

Total Assets	$21,086,079	$19,990,349

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Bank loan payable - current portion	$845,768	$1,087,416
Accounts payable	844	838
Taxes payable	377,312	315,917
Accrued expenses and other payables	101,084	95,291
Total Current Liabilities	1,325,009	1,499,462

Total Liabilities	1,325,009	1,499,462

Commitments and Contingencies

Stockholders' Equity

Common stock, $0.0001 par value, 100,000,000 shares authorized; 14,970,186 shares issued and outstanding	1,497	1,497
Additional paid-in capital	4,180,255	4,138,567
Accumulated other comprehensive income	2,199,213	2,097,014
Statutory reserves	1,338,011	1,225,381
Retained earnings - unappropriated	12,042,095	11,028,428
Total Stockholders' Equity	19,761,071	18,490,888

Total Liabilities and Stockholders' Equity	$21,086,080	$19,990,349

The accompanying notes are an integral part of these condensed consolidated financial statements

EASTERN ENVIRONMENT SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2011	2010

Revenues
Landfill disposal fees	$1,233,016	$1,122,699
PET bottle sales	3,304,608	465,055
	4,537,624	1,587,754
Cost of Goods Sold
Landfill disposal fees	407,300	356,730
PET bottle sales	2,691,355	95,614
	3,098,655	452,344

Gross Profit	1,438,969	1,135,410

Selling, General and Administrative Expense	218,095	145,918

Income from operations	1,220,874	989,492

Other Income (Expense)
Interest income	97,626	23,226
Interest expense	(24,202)	-
Other income	-	(120)
Total other income, net	73,424	23,106

Income from Operations before Income Taxes	1,294,298	1,012,598

Provision for Income Taxes	168,002	139,273

Net Income	1,126,296	873,325

Other Comprehensive Income -
Foreign currency translation gain	102,199	(48,918)

Comprehensive Income	$1,228,496	$824,407

Basic and Diluted Income Per Share
Basic	$0.09	$0.07
Diluted	$0.08	$0.06

Weighted Average Number of Common Shares Outstanding
Basic	12,599,353	11,969,910
Diluted	14,970,186	14,970,186

The accompanying notes are an integral part of these condensed consolidated financial statements

EASTERN ENVIRONMENT SOLUTIONS, CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2011	2010
Cash Flows From Operating Activities:
Net income	$1,126,296	$873,325
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	336,224	304,915
Amortization of stock-based compensation	41,688	95,688
Deferred tax benefit	(34,418)	(30,315)

Changes in operating assets and liabilities:
Accounts receivable	977,415	(446,803)
Inventories	229,580	(10,314)
Accounts payable	6	-
Taxes payable	61,395	9,208
Accrued expenses and other payables	5,793	(9,143)

Net cash provided by operating activities	2,743,980	786,561

Cash Flows From Investing Activities:
Additions to construction in process	(94,414)	-
Payment of capitalized interest for construction loan	-	(40,769)
Payments on loan to related parties	-	(22,692)
Collections (payments) on loans receivable	(37,278)	439,430

Net cash provided by (used in) investing activities	(131,692)	375,969

Cash Flows From Financing Activities
Loan repayments to bank	(241,648)	(241,648)

Net cash used in financing activities	(241,648)	(241,648)

Effect of Exchange Rate Changes on Cash	74,609	(50,257)

Increase in Cash	2,445,248	870,625

Cash - Beginning of Period	1,886,126	428,052

Cash - End of Period	$4,331,374	$1,298,677

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash was paid for the following:
Interest expense	$24,202	$40,769
Income taxes	$276,870	$-

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

Interim results are not necessarily indicative of the results that maybe expected for a full year.  The information included in this Form 10-Q  should be read in conjunction with information included in the Company’s Annual Report on Form 10-K  for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 30, 2011.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts receivables

Accounts receivables are stated at net realizable value. Any allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging analysis. The Company’s receivables are primarily due from the municipal government of Harbin City and are considered by management to be fully collectible. The Company’s receivables from its recycling of bottles and plastic beginning in 2010 are considered fully collectible, under contracts with the recycling companies engaged for the disposal of the material. Therefore, no allowance for doubtful accounts was deemed necessary at March 31, 2011or December 31, 2010.

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 Inventories

Inventories consist of (a) materials and supplies to be used in the regular day-to-day operations of the landfill and (b) PET plastics held by the Company or its consignees pending processing and delivery to customers of the consignees. Inventory is valued at the lower of cost or market with cost determined on a first-in first-out basis.

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization.  Maintenance and repairs are charged to expense as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of 5-10 years.

Landfill development costs

Landfill development costs, which also include advances to suppliers, represent payments made for labor, machinery, supplies and equipment related to the construction of the landfill. Landfill development costs are stated at cost, net of accumulated amortization. Amortization is computed on a units of measure basis: the Company’s estimate of the total cost of the landfill when complete is multiplied by a fraction, the numerator being the total tonnage disposed during the period and the denominator being the total anticipated capacity of the landfill. The anticipated total cost of the landfill is reviewed quarterly, based on costs incurred to date and updated projections, and is adjusted, as necessary. Conversion of expenses already incurred is based on the reported historical conversion rate; the estimate of future costs is converted based on the conversion rate on the measurement date.

Revenue recognition

The Company, in accordance with ASC 360, records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

For revenue associated with waste disposal at the landfill, the Company recognizes revenue based on tonnage on the date it is disposed into the landfill.  The Company discloses separately the actual tonnage disposed during each period in order to match the cost of revenue with the actual disposal activities.  See: Note 4.

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

Fair value of financial instruments

The Company adopted the provisions of ASC 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based compensation

The Company records stock based compensation expense pursuant to the United States ASC 718, which establishes the accounting for employee stock-based awards.  Under the above provisions, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). For the three months ended March 31, 2011 and 2010, $41,688 and $95,688 stock based compensation expenses were recorded in selling, general and administrative expenses.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three months ended March 31,
	2011	2010
Net income	$1,126,296	$873,325
Shares (denominator):
Weighted average common shares outstanding - basic	12,599,353	11,969,910
Earnings per share - basic	$0.09	$0.07
Plus: effect of diluted securities - unvested compensation
Shares	2,370,833	3,000,276
Weighted average common shares outstanding - diluted	14,970,186	14,970,186
Earnings per share - diluted	$0.08	$0.06

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2011	December 31, 2010
	$175,700	$174,271
Less: accumulated depreciation	(66,713)	(60,867)
Total property and equipment, net	$108,987	$113,404
Property and equipment are stated at cost, net of accumulated depreciation and amortization.  Maintenance and repairs are charged to expense as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of 5-10 years.  Depreciation expense for property and equipment for the three months ended March 31, 2011 and 2010 was $5,322 and $4,088, respectively.

NOTE 4.   LANDFILL DEVELOPMENT COSTS

Landfill development costs consisted of the following:

	March 31, 2011	December 31, 2010
Machinery and equipment	$1,207,216	$1,197,396
Landfill	2,358,915	2,339,725
Construction in progress	3,770,089	3,689,304
Advances to suppliers	4,259,813	4,215,693
Subtotal	11,596,033	11,442,118
Less: accumulated depreciation	(4,178,651)	(3,814,934)
Total Landfill development costs, net	$7,417,382	$7,627,184

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

Landfill development costs also include advances to suppliers representing payments made for machinery, supplies and equipment related to the construction of the landfill.  The Company made a determination that it would not establish a reserve against the advances to suppliers that are included in landfill development costs on the Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010.  The determination was based on the continuance of operations at the Landfill, and the probability that the advances will be utilized for purchase of construction materials and equipment during the next two years.  The Company also determined that depreciation of equipment over the life of the landfill was appropriate, as the equipment is, for the most part, heavy earth-moving equipment with a useful life approximately equal to the term of the BOT Agreement.  In addition, the BOT Agreement provides that equipment used at the landfill will be surrendered to HMUAB upon termination of the BOT Agreement.

The Company has no obligations relating to capping, closure or other post-closure obligations; accordingly no reserve for post-closure activities has been established.

The landfill will be constructed over a period of years as one (1) whole unit.  However, the construction will be completed in different stages in order to comply with certain structural requirements.  In order to start the next phase of construction, the prior phase must be completed.  The Company anticipates the total landfill capacity of approximately 7.8 million tons.  That estimate is made on a gross basis, however.  The tonnage actually deposited should exceed the estimate, due to (a) the fact that we reduce the space used by removing recyclables, and (b) the fact that organic material included in the tonnage degrades and uses a reduced space.

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4.   LANDFILL DEVELOPMENT COSTS (Continued)

The build outs to accommodate the gross estimate are as follows:

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

Interest expense in the amount of $40,769 was capitalized for the three months ended March 31, 2010.  The capitalized interest is amortized as landfill development costs.  No interest expense was capitalized during the three months ended March 31, 2011 because the Company has completed the Phase 1 construction and has not started the Phase 2 construction during that period.

The Company reviews its estimate of the total construction cost of the landfill at the end of each quarter.  The estimate, revised if necessary, is then converted from RMB to dollars based on the historical conversion rate for previously capitalized costs and the current conversion rate for estimated future costs.  As of March 31, 2011, the Company estimated that the total construction for the landfill will be $17,235,000, which was consistent with the Company’s estimate as of December 31, 2010.  These costs are for the completion of the three underground phases with minimal costs expected for the 4th phase above ground.

Landfill amortization expense for the three months ended March 31, 2011 and 2010 was $330,902 and $300,827, respectively.  During the three months ended March 31, 2011 and 2010, the Company disposed of 134,452 tons of waste and 126,855 tons of waste, respectively, in the landfill.

The following table shows landfill usage during the three month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,2011	Three Months Ended March 31, 2010
Estimated total landfill capacity (tons)	7,800,000	7,800,000
Total cumulative tons disposed in landfill	1,690,071	1,149,490
Percentage of landfill used	21.7%	14.7%

Total tons disposed during period	134,452	126,855
Percentage of landfill used	1.7%	1.6%

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5.   INVENTORIES

Inventories consist of the following:

	March 31, 2011	December 31, 2010
Material for use in landfill	$22,795	$45,203
Consigned plastics	-	207,172
Total	$22,795	$252,375

NOTE 6.   LOAN RECEIVABLE

As of March 31, 2011 and December 31, 2010, the loan to an unrelated party represents a short-term loan the Company lent to Heilongjiang Guoan Real Estate Development Corp (“HGRE”) in November 2010.  The amount of the loan is RMB30 million, secured by real estate of the unrelated party.  The term is one year.  The repayment schedule is divided into two parts.  HGRE will make the first repayment of 15 million RMB on September 30, 2011.  The balance of the loan, 15 million RMB, will be due on November 29, 2011.  The interest rate is 6.372%, higher than the base interest rates of People's Bank of China by 20 basis points. The interest is paid quarterly.  Management intends and expects that the Company will hold the loan until it matures.  Accordingly, due to the short-term nature of the loan, it is being carried on the Company’s books at cost.

NOTE 7.   MAJOR CUSTOMERS

On September 1, 2003, the Company signed an exclusive 17-year agreement with Harbin Municipal Urban Administrative Bureau (“HMUAB”) to dispose of approximately one-third of the city’s solid waste disposal. The contract will expire on August 30, 2020. The revenue from HMUAB accounted for 27%% of the gross revenue for the three months  ended March 31, 2011 and 29% of the gross revenue for the three months ended March 31, 2010.

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

   The following table presents sales from major customers with individual sales over 10% of total net revenue for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011		2010
	Sales	% of	Sales	% of
		Total Sales		Total Sales
HMUAB	$1,233,016	27%	$1,122,699	71%
Dongxin	3,090,743	68%	465,055	29%
HBC	213,865	5%

Total	$4,537,624	100%	$1,587,754	100.00%

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7.  MAJOR CUSTOMERS (Continued)

Accounts receivable related to HMUAB, Dongxin and HBC are as follows:

	March 31, 2011		December 31, 2010
	Accounts	% of Accounts	Accounts	% of Accounts
	Receivables	Receivables	Receivables	Receivables
HMUAB	$1,238,699	28%	$1,246,873	23%
Dongxin	3,020,927	67%	3,930,912	72%
HBC	208,377	5%	267,633	5%
Total	$4,468,003	100%	$5,445,418	100%

NOTE 8. SEGMENT INFORMATION

The Company identified two operating segments for the three months ended March 31, 2011: landfill operation and plastic bottle sorting and recycling. The landfill operating segment provides non-hazardous municipal solid waste processing and disposal services. The plastic bottle recycling segment sorts the waste plastic bottles from the landfill the Company is operating, outsources the processing function to Dongxin and HBC and sells the processed PET bottles and plastic granules on consignment basis through Dongxin and HBC.  In addition, the Company records as a separate element of revenues the Landfill Minimum Fees, which are the payments made to the Company for landfill services when the minimum daily delivery was not met.

All of the Company’s revenue is from customers in the PRC.

The measurement of segment income is determined as earnings before income taxes. Segment incomes are reported to the Company’s chief operating decision maker (“CODM”) using the same accounting policies as those used in the preparation of these condensed consolidated financial statements. Items that are not allocated to the Company’s operating segments are comprised primarily of selling, general and administrative expenses, interest income and expenses, other income and expenses and income taxes.

The segment information for the reportable segments for the three months ended March 31, 2011 and 2010 and the reconciliation of reportable segment net sales and net income to the consolidated total are as follows:

For the Three Months Ended March 31, 2011
	Landfill	PET	Consolidated
	Disposal Fees	Bottle Fees	Total
Revenue	$1,233,016	$3,304,608	$4,537,624
Cost of revenue	407,300	2,691,355	3,098,655
Gross profit	$825,716	$613,253	$1,438,969

Selling, General and Administrative Expense			$218,095
Income from operations			$1,220,874
Other income			$73,424
Income before income taxes			$1,294,298

Provision for income taxes			$168,002
Net income			$1,126,296

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. SEGMENT INFORMATION (Continued)

For the Three Months Ended March 31, 2010
	Landfill Disposal Fees	PET Bottle Fees	Consolidated Total

Revenue	$1,122,699	$465,055	$1,587,754
Cost of revenue	356,730	95,614	452,344
Gross profit	$765,969	$369,441	$1,135,410

Selling, General and Administrative Expense			$145,918
Income from operations			$989,492

Other income			$23,106
Income before income taxes			$1,012,598

Provision for income taxes			$139,273
Net income			$873,325

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

               On November 13, 2009, the Company obtained an extension for the above loan. The extended loan has a fixed interest rate at 6.534% per annum and matures on December 25, 2011.  In accordance with the loan extension agreement, the Company will be required to make the regular quarterly repayments as previously agreed.

As of March 31, 2011 and December 31, 2010, the loan payable consists of the following:

	March 31, 2011	December 31, 2010
Loan payable	$845,768	$1,087,416
Less: current portion	845,768	1,087,416
Loan payable - non-current portion	$ -	$-

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

The estimated tax savings as a result of tax holidays for the three months ended March 31, 2011 and 2010 amounted to $201,276, and $169,587, respectively. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share for the three months ended March 31, 2011 and 2010 from $0.09 to $0.07 and from $0.07 to $0.06, respectively.

United States Tax

The Company was incorporated in the United States.  It incurred net operating losses for U.S. income tax purposes for the three months ended March 31, 2011 and 2010. Net operating loss carry forwards, including amortization of share-based compensation, for United States income tax purposes amounted to $1,196,357 and $1,154,669 as of March 31, 2011 and December 31,2010, respectively, which may be available to reduce future periods' U. S. taxable income. These carry forwards will expire, if not utilized, beginning in 2028 through 2029. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at March 31, 2011 for the temporary difference related to the loss carry-forwards. Management reviews this valuation allowance periodically and makes adjustments as warranted.

Deferred tax assets and the related valuation allowance are set forth in the table below.  The deferred tax asset for purposes of Chinese income tax is based on the amortization of landfill development costs.

	March 31, 2011	December 31, 2010
USA	$406,761	$392,587
China	155,137	120,719
Less: Valuation Allowance	(406,761)	(392,587)
Net	$155,137	$120,719

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10.  INCOME TAXES (Continued)

For the three months ended March 31, 2011 and 2010, the provision for income taxes were as follows:

	March 31, 2011	March 31, 2010
Current	$201,276	$169,587
Deferred tax benefit	(33,274)	(30,314)
Total	$168,002	$139,273

NOTE 11.  STATUTORY RESERVES

EESC’s subsidiaries in China are required to allocate a portion of their after tax profits to the statutory reserve.  Appropriations to the statutory reserve are required to be at least 10% of an enterprise’s after tax retained earnings.  When the surplus reserve account balance is equal to or greater than 50% of the Company’s registered capital, no further allocation to the surplus reserve account is required.  EESC’s combined registered capital is RMB 28 million, which when 50% is converted to U. S. currency, the maximum reserve is approximately $ 2,049,000 at March 31, 2011.

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

If the accumulated balance of the Company’s statutory reserve is not enough to make up for the losses of the Company’s previous year, the current years’ profit shall first be used for making up the losses before the statutory reserve is drawn.  As of March 31, 2011 and 2010 the Company had accumulated after tax profits of $ 1,126,296  and  $873,325, respectively and therefore is required to make accumulative contributions of $112,630 and $87,333, respectively, to the statutory surplus reserve account.

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 NOTE 11.  STATUTORY RESERVES (Continued)

	31-Mar-11	31-Mar-10
After tax profits	$1,126,296	$873,325
Percentage applied	10%	10%
Addition to Accumulated Statutory Surplus Reserve	$112,630	$87,333
Accumulated Statutory Surplus Reserve	$1,338,011	$655,054

 NOTE 12.  DIVIDEND POLICY

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

 NOTE 13.   STOCK-BASED COMPENSATION

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

These restricted stock issuances are accounted for at fair value, based upon the closing stock price at the date of grant.  The corresponding expense is amortized over the vesting period.  A summary of the status of the Company’s non-vested shares as of March 31, 2011, and changes during the three months ended March 31, 2011, is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2010	2,426,666	$1,197,333
Granted	-	-
Vested	83,750	41,688
Forfeited	-	-
Non-vested at March 31, 2011	2,342,916	$1,155,645

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13.   STOCK-BASED COMPENSATION (Continued)

A summary of the status of the Company’s deferred stock compensation under the Plan as of March 31, 2011, and changes for the three months ended March 31, 2011, is presented below:

Deferred stock compensation as of December 31, 2010	$1,195,916
Compensation expenses debited to statement of operations with a credit to additional paid-in capital	(41,688)
Deferred stock compensation as of March 31, 2010	$1,154,228

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

Forward-Looking Statements: No Assurances Intended

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Eastern Environment Solutions, Corp.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Section 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 entitled “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Results of Operations

The agreements we made with Harbin Dongxin Group and Harbin Bin County Welfare Plastic Products Co. in 2010 marked the expansion of our business from waste storage toward the efficient recycling of waste into value-added products.  The use of polyethylene terephthalate (“PET”) by the bottling industry has increased dramatically in the past decade, as has the demand for recycled PET for a variety of industrial purposes, especially as a component of solar-heating installations.  With both supply and demand for PET established, the logic of positioning ourselves as middleman becomes evident.  Since January 2010, we have been removing the PET bottles from waste deposited in the Harbin landfill and delivering the bottles to Harbin Dongxin Group on a consignment basis.  Since April 2010 we have also been purchasing PET bottles from third parties and consigning them to Harbin Dongxin Group.  We pay Harbin Dongxin Group a per-ton fee for processing the bottles into usable PET, and then we consign the resulting PET to Harbin Dongxin Group for resale to industry.  We fix a minimum resale price, which Harbin Dongxin Group must collect and remit to us upon sale of the recycled PET.  Harbin Dongxin Group is entitled to retain any revenue it obtains from the resale in excess of the fixed minimum price.

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

The sale of recovered materials has quickly become our leading source of revenue.  In the first quarter of 2011 the sale of recovered PET bottles and bottle caps produced 73% of our revenue ($3,304,608).  With the $1,233,016 contributed by HMUAB reimbursements for our landfill operations, we increased revenue from $1,587,754 in the first three months of 2010 to $4,537,624 in the first three months of 2011.  At March 31, 2011 we had no PET in inventory, as a result of which second quarter PET sales may lag the first quarter.  For the future, however, we expect growth to continue.  We plan to expand our waste processing operations by (a) pursuing strategic acquisitions, (b) developing additional landfills, and (c) implementing additional recycling technologies that will provide additional revenue sources, such as the sale of methane to the electric power industry.  Given China’s continuing growth, we believe there will be numerous market opportunities.

Our landfill operations during the three months ended March 31, 2011 yielded a gross margin of 67% - i.e. $825,716 in gross profit.  The primary component of our cost of landfill sales is amortization of the landfill cost - $336,224 out of total landfill costs of $407,300 in the three months ended March 31, 2011.  We initiated operations at the landfill when only the lowest level of the landfill had been made ready for use.  However, since each level is dependent on the levels below it, we determined that the landfill expense could best be correlated with revenue by amortizing the estimated total landfill development cost, using the ratio of actual tonnage disposed in the landfill to the total anticipated capacity of the landfill.  As of March 31, 2011, our estimate of the total cost of constructing the landfill was $17,235,000.  We determine the quarterly amortization amount by multiplying that estimated total investment by the ratio of the landfill capacity used during the three months ended March 31, 2011 (134,342 tons - i.e. 1.7% of total capacity) to the estimated total capacity (7,800,000 tons).

Our estimate that the total capacity of the landfill will be 7,800,000 tons was made on a gross basis.  Actual usage should exceed that amount.  This occurs, in part, because we are actively removing PET recyclables and may in the future remove other recyclable materials, which releases space for additional deposits.  Additional space is also released as organic material in the waste degrades.  As a result of these factors, the Phase 1 portion of the landfill, which has an estimated capacity of 1.6 million tons, is still in use after 1.69 million tons have been deposited.  When Phase 1 is complete, we will recalculate our estimate of total landfill capacity based on that experience, and, as needed, adjust our amortization schedule.  An increase in our estimate of total landfill capacity will result in a reduction in the amortization rate and the corresponding quarterly landfill amortization expense.

Our PET bottle and cap sales yielded a gross margin of 19% - i.e. $613,253 in gross profit.  This represented a marked reduction from the 41% gross margin we achieve on PET operations in 2010 (79% in the first quarter of 2010).  The primary components of our cost of bottle and cap sales are:

•	the purchase price for bottles that we purchase from third party providers;
•	the salaries we pay labor to extract the plastics from the Landfill; and
•	the fees that we pay to have the bottles and caps processed for resale as PET.

The reduction in PET bottle and cap gross margin from 2010 to the first quarter of 2011 is primarily attributable to the fact that the greater portion of the PET we sold in 2011 was purchased from third party providers, and market prices have been increasing.  In addition, the value added tax was imposed on sales in the recent quarter at a rate of 17%, compared to a 3% value added tax on sales in the first quarter of 2010.

Overall, our gross margin for the first quarter of 2011 was 32%, as we recorded $1,438,969 in gross profit.  Despite the 185% increase in our revenues, our gross profit increased from March 31, 2010 to March 31, 2011 by only $303,559 - 27% - due to the low margin on our PET bottle and cap sales.

Our selling, general and administrative expenses (“SG&A”) continued to be modest relative to revenues:  $218,095 in the three months ended March 31, 2011 (4.8% of revenue), and $145,918 in the three months ended March 31, 2010 (9.1% of revenue).  The increase in SG&A expense was primarily attributable to the fee of $73,039 payable to our ex-CFO and our independent directors for services during the first quarter of 2011.  In both periods, a large component of our SG&A expense was the expensing of stock compensation that we gave to employees and consultants in 2008 as incentives for future services:  $41,688 in the three months ended March 31, 2011 and $95,688 in the three months ended March 31, 2010.  The $1,154,229 in deferred stock compensation expense remaining at March 31, 2011 will be amortized as expenses over the expected terms of service of the employees and consultants who received the shares.

The Company’s revenue less expenses resulted in a pre-tax income of $1,294,298 for the first quarter of 2011, compared to pre-tax income of $1,012,598 during the first quarter of 2010.  As a result of Chinese tax laws that reward foreign investment in China, Yifeng was entitled to exemption from income taxes during 2007 and 2008, followed by a 50% abatement of taxes from 2009 to 2011.  In the first quarter of 2011, after accruing $168,002 for income taxes, our net income was $1,126,296, representing $0.09 (diluted $0.08) per share, compared to net income of $873,325 ($.07 per share; $.06 per share fully diluted) in the first quarter of 2010.

Our business operates entirely in Chinese Renminbi, but we report our results in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is included in the retained earnings on our balance sheet; the translation adjustments are included in a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the first quarter of 2011, the effect of converting our financial results from RMB to U.S. Dollars was to increase our accumulated other comprehensive income by $102,199.  During the first quarter of 2010, the effect of converting our financial results from RMB to U.S. Dollars was to reduce our accumulated other comprehensive income by $48,918.

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

As the loan from the Industrial and Commercial Bank of China is payable in full at the end of 2011, the Company had no long-term debt service obligations as of March 31, 2011.

Our working capital at March 31, 2011 totaled $12,079,564, an increase of $1,449,984 from our working capital at December 31, 2010.  The increase was mainly attributable to our net income, as our operations during the first quarter of 2011 provided us $2,743,980 in cash.

The largest component of working capital at March 31, 2011 was a loan to unrelated party of $4,581,132.  This loan was made in November 2010 to the Heilongjiang Guoan Real Estate Development Corp., and is secured by a pledge of real estate by an unrelated party.  Half of the principal of the loan is due on September 30, 2011, the remainder on November 29, 2011.  Interest is payable quarterly at 6.372% per annum.  Harbin Yifeng made the loan in order to obtain a better return on its cash reserves than can be obtained from bank deposits in China.  The borrower is a well-established entity, and management does not believe that there is an unreasonable risk of default.

The next largest component of our working capital at March 31, 2011 consisted of $4,468,003 in accounts receivable.  This represents a reduction of $977,415 from our accounts receivable at December 31, 2010.  Our receivable from HMUAB was $1,238,699, no portion of which was more than three months old.  Accordingly, we do not consider the receivable to be at risk.  The remainder of our receivables is owed to us by the two companies to which we sell PET bottles and caps.  Our terms of sale to these two companies require payment in ninety days, and each of them has paid on time throughout the period of our relationship.  For these reasons, we have made no provision for doubtful accounts as of March 31, 2011.

Our operations during the first quarter of 2011 provided $2,743,980 in net cash, more than double our net income for the quarter.  This is due to the reduction in our accounts receivable and the sell-through of the PET bottle inventory that we held at December 31, 2010.  During the first quarter of 2010, by comparison, our operations provided $786,561 in cash, which was slightly less than our net income for that quarter.

During the first quarter of 2010, a loan that we had made during the period when our operations were suspended was repaid to us, resulting in a substantial provision of net cash from investing activities.  In the recent quarter our investing activities used $131,692 in cash, most of which was an expenditure for construction activity.

In both the first quarter of 2011 and the first quarter of 2010 we used $241,648 for financing activities, specifically payments on account of our bank loan.  The bank loan will be satisfied in December of this year, unless we refinance it.

Our operating subsidiary, Yifeng, has sufficient liquidity to fund its near-term operations and to fund the working capital demands of a modest expansion of its operations.  Based on our current estimate of future usage of the Harbin Landfill, we expect to incur the following capital expenditures to complete Phase II and Phase III of the Landfill project:

	Additional Capacity	Incurred to Date	Estimated Additional Cost to Complete	Estimated Completion Date
Phase II	670,000 tons	$2.4 million	$1.30 million	2013
Phase III	1,000,000 tons	--	$4.48 million	2016
Total			$5.78 million

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

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the controls and procedures were not effective.  The weaknesses in the Company’s controls and procedures consisted of a lack of expertise in identifying and addressing complex accounting issued under U.S. Generally Accepted Accounting Principles among the personnel in the Company’s accounting department.

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

Item 1.   Legal Proceedings.

None.

Item 1A.Risk Factors.

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

       (a)   Unregistered Sale of Equity Securities

None.

   (c)    Repurchase of Equity Securities

The Company did not repurchase any shares of its common stock during the 1st quarter of 2011.

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

EASTERN ENVIRONMENT SOLUTIONS, CORP.

Date: May 16, 2011	By: /s/ Feng Yan
Feng Yan, Chief Executive Officer