Form 10-Q
period 2011-06-30
Eastern Environment Solutions Corp.
filed 2011-08-12
CIK 1119721

U. S. Securities and Exchange Commission
Washington, D. C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Yes  X                    No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes   X      No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer __ Accelerated filer __ Non-accelerated filer __ Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ___  No   X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

August 11, 2011:  Common Voting Stock: 14,970,186

EASTERN ENVIRONMENT SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	JUNE 30,	DECEMBER 31,
	2011	2010
ASSETS
Current assets:
Cash	$7,891,451	$1,886,126
Accounts receivable	2,031,725	5,445,418
Inventories	62,171	252,375
Other receivables	1,286	1,259
Loan receivable	4,641,497	4,543,864
Total Current Assets	14,628,130	12,129,042

Property and equipment, net of accumulated depreciation of	106,380	113,404
$71,636 and $60,867, respectively

Landfill development costs, net of amortization of
$4,575,241and $3,814,934, respectively	7,173,596	7,627,184

Deferred tax assets	191,639	120,719

Total Assets	$22,099,745	$19,990,349

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Bank loan payable	$604,120	$1,087,416
Accounts payable	41,783	838
Taxes payable	243,050	315,917
Accrued expenses and other payables	96,380	95,291
Total Current Liabilities	985,333	1,499,462

Total Liabilities	985,333	1,499,462

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.0001 par value, 100,000,000 shares authorized;
14,970,186 shares issued and outstanding	1,497	1,497
Additional paid-in capital	4,221,942	4,138,567
Accumulated other comprehensive income	2,408,895	2,097,014
Statutory reserves	1,448,208	1,225,381
Retained earnings - unappropriated	13,033,870	11,028,428
Total Stockholders' Equity	21,114,412	18,490,888

Total Liabilities and Stockholders' Equity	$22,099,745	$19,990,349

The accompanying notes are an integral part of these condensed consolidated financial statements

EASTERN ENVIRONMENT SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2011	2010	2011	2010

Revenues
Landfill disposal fees	$2,497,369	$2,309,528	$1,264,354	$1,186,829
PET bottle sales	4,064,974	4,521,978	760,365	4,056,923
	6,562,343	6,831,506	2,024,719	5,243,752
Cost of Goods Sold			-
Landfill disposal fees	842,098	725,037	434,798	368,307
PET bottle sales	2,895,963	2,279,850	204,608	2,184,236
	3,738,061	3,004,887	639,406	2,552,543
			-
Gross Profit	2,824,282	3,826,619	1,385,313	2,691,209
			-
Selling, General and Administrative Expense	395,908	294,925	177,813	149,008
			-
Income from operations	2,428,374	3,531,694	1,207,500	2,542,201
			-
Other Income (Expense)			-
Interest income	178,879	23,547	81,253	321
Interest expense	(46,559)	-	(22,357)	-
Other income	-	(112)	-	9
Total other income, net	132,320	23,435	58,896	330
			-
Income from Operations before Income Taxes	2,560,694	3,555,129	1,266,396	2,542,531
			-
Provision for Income Taxes	332,426	469,184	164,424	329,911
			-
Net Income	2,228,268	3,085,945	1,101,972	2,212,620
			-
Other Comprehensive Income -			-
Foreign currency translation gain	311,881	4,114	209,682	53,032
			-
Comprehensive Income	$2,540,149	$3,090,059	1,311,654	$2,265,652

Basic and Diluted Income Per Share
Basic	$0.18	$0.26	$0.09	$0.18
Diluted	$0.15	$0.21	$0.07	$0.15

Weighted Average Number of Common Shares Outstanding
Basic	12,641,459	12,078,590	12,683,103	12,186,074
Diluted	14,970,186	14,970,186	14,970,186	14,970,186

The accompanying notes are an integral part of these condensed consolidated financial statements

EASTERN ENVIRONMENT SOLUTIONS, CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2011	2010
Cash Flows From Operating Activities:
Net income	$2,228,268	$3,085,945
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	679,921	625,673
Amortization of stock-based compensation	83,375	185,764
Deferred tax benefit	(70,920)	(62,141)

Changes in operating assets and liabilities:
Accounts receivable	3,413,693	(3,722,078)
Inventories	190,204	28,768
Accounts payable	40,945	5
Taxes payable	(72,867)	491,512
Accrued expenses and other payables	1,089	(13,459)

Net cash provided by operating activities	6,493,708	619,989

Cash Flows From Investing Activities:
Additions to construction in process	(150,858)	(2,284)
Payment of capitalized interest for construction loan	-	(78,059)
Payments on loan to unrelated parties	-	439,425
Payments on loans receivable	(97,660)	(23,121)

Net cash provided by (used in) investing activities	(248,518)	335,961

Cash Flows From Financing Activities
Loan repayments to bank	(483,296)	(483,296)

Net cash used in financing activities	(483,296)	(483,296)

Effect of Exchange Rate Changes on Cash	243,430	(48,829)

Increase in Cash	6,005,325	423,824

Cash - Beginning of Period	1,886,126	428,052

Cash - End of Period	$7,891,451	$851,877

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash was paid for the following:
Interest expense	$45,244	-
Interest expense - capitalized	-	$78,059
Income taxes	$475,712	$174,362

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

Accounts receivable

Accounts receivable are stated at net realizable value. Any allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging analysis. The Company’s receivables that are  due from the municipal government of Harbin City are considered by management to be fully collectible. The remainder of the Company’s receivables arise from its recycling of bottles and plastic and are considered fully collectible under contracts with the two recycling companies engaged for the disposal of the material. Therefore, no allowance for doubtful accounts was deemed necessary at June 30, 2011or December 31, 2010.

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

Landfill development costs

 Landfill development costs, which also include advances to suppliers, represent payments made for labor, machinery, supplies and equipment related to the construction of the landfill.  Landfill development costs are stated at cost, net of accumulated amortization.  Amortization is computed on a units of measure basis:  the Company’s estimate of the total cost of the landfill when complete is multiplied by a fraction, the numerator being the total tonnage disposed during the period and the denominator being the total anticipated capacity of the landfill.  The anticipated total cost of the landfill is reviewed quarterly, based on costs incurred to date and updated projections.  Conversion of expenses already incurred is based on the reported historical conversion rate; the estimate of future costs is converted based on the conversion rate on the measurement date.

Revenue recognition

The Company, in accordance with FASB Accounting Standards Codification (“ASC”) 360, records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

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

Income taxes

The Company accounts for income tax under the provisions of ASC 740 "Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

Fair value of financial instruments

The Company adopted the provisions of ASC 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

●	Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

●
Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

●
Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, accounts payable, accrued expenses, taxes payable and bank loans payable approximate fair value due to the short-term nature of these items. The Company uses the Level 3 method to measure fair value of its bank loan. The carrying amount of the bank loan approximates the fair value based on the Company's expected borrowing rate for debt with similar remaining maturities and comparable risk in market.

Foreign currency translation

The Company’s functional and reporting currency is the U.S. dollar (“US$”) and its principal country of operations is the PRC. The financial position and results of operations of the Company are determined using the local currency (“RMB”) as the functional currency. The results of operations and the statement of cash flows denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated Other Comprehensive Income”.

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

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based compensation

The Company records stock based compensation expense pursuant to  ASC 718, which establishes the accounting for employee stock-based awards.  Under the above provisions, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). For the three months ended June 30, 2011 and 2010, $41,688 and $90,076 stock based compensation expenses were recorded in selling, general and administrative expenses. For the six months ended June 30, 2011and 2010, $83,375 and $185,764 stock based compensation expenses were recorded in selling, general and administrative expenses.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three months ended June 30,
	2011	2010
Net income	$1,101,972	$2,212,620
Shares (denominator):
Weighted average common shares outstanding - basic	12,683,103	12,186,074
Earnings per share - basic	$0.09	$0.18
Plus: effect of diluted securities - unvested compensation
Shares	2,287,083	2,784,112
Weighted average common shares outstanding - diluted	14,970,186	14,970,186
Earnings per share - diluted	$0.07	$0.15

	Six months ended June 30,
	2011	2010
Net income	$2,228,268	$3,085,945
Shares (denominator):
Weighted average common shares outstanding - basic	12,641,459	12,078,590
Earnings per share - basic	$0.18	$0.26
Plus: effect of diluted securities - unvested compensation
Shares	2,328,727	2,891,596
Weighted average common shares outstanding - diluted	14,970,186	14,970,186
Earnings per share - diluted	$0.15	$0.21

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2011	December 31, 2010

Property and equipment	$178,016	$174,271
Less: accumulated depreciation	(71,636)	(60,867)
Total property and equipment, net	$106,380	$113,404

Property and equipment are stated at cost, net of accumulated depreciation and amortization.  Maintenance and repairs are charged to expense as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of 5-10 years.  Depreciation expense for property and equipment for the three months ended June 30, 2011 and 2011 was $5,447 and $4,349, respectively.  Depreciation expense for property and equipment for the six months ended June 30, 2011 and 2010 was $10,769 and $8,437, respectively.

NOTE 4.  LANDFILL DEVELOPMENT COSTS

Landfill development costs consisted of the following:

	June 30, 2011	December 31, 2010

Machinery and equipment	$1,223,124	$1,197,396
Landfill	2,389,999	2,339,725
Construction in progress	3,819,768	3,689,304
Advances to suppliers	4,315,946	4,215,693
Subtotal	11,748,837	11,442,118
Less: accumulated depreciation	(4,575,241)	(3,814,934)
Total Landfill development costs, net	$7,173,596	$7,627,184

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

Landfill development costs also include advances to suppliers representing payments made for machinery, supplies and equipment related to the construction of the landfill.  The Company made a determination that it would not establish a reserve against the advances to suppliers that are included in landfill development costs on the Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010.  The determination was based on the continuance of operations at the Landfill, and the probability that the advances will be utilized for purchase of construction materials and equipment during the next two years.  The Company also determined that depreciation of equipment over the life of the landfill was appropriate, as the equipment is, for the most part, heavy earth-moving equipment with a useful life approximately equal to the term of the BOT Agreement.  In addition, the BOT Agreement provides that equipment used at the landfill will be surrendered to HMUAB upon termination of the BOT Agreement.

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

The build outs to accommodate the gross estimate are as follows;

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

Interest expense in the amount of $37,290 was capitalized for the three months ended June 30, 2010, and in the amount of $78,059 was capitalized for the six months ended June 30, 2010.  The capitalized interest is amortized as landfill development costs.  No interest expense was capitalized during the six months ended June 30, 2011 because the Company has completed the Phase 1 construction and has not started the Phase 2 construction.

The Company reviews its estimate of the total construction cost of the landfill at the end of each quarter.  The estimate, revised if necessary, is then converted from RMB to dollars based on the historical conversion rate for previously capitalized costs and the current conversion rate for estimated future costs.  As of June 30, 2011, the Company estimated that the total construction for the landfill will be $17,235,000, which was consistent with the Company’s estimate as of December 31, 2010.  These costs are for the completion of the three underground phases with minimal costs expected for the 4th phase above ground.

Landfill amortization expense for the three months ended June 30, 2011 and 2010 was $338,250 and $316,09, respectively. Landfill amortization expense for the six months ended June 30, 2011and 2010 was $669,152 and $617,236,respectively. During the six months ended June 30, 2011 and 2010, the Company disposed of 270,787 tons of waste and 260,356 tons of waste, respectively, in the landfill.

The following table shows landfill usage during the three and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30,2011	Six Months Ended June 30, 2010
Estimated total landfill capacity (tons)	7,800,000	7,800,000	7,800,000	7,800,000
Total cumulative tons disposed in landfill	1,826,406	1,282,991	1,826,406	1,282,991
Percentage of landfill used	23.4%	16.4%	23.4%	16.4%

Total tons disposed during period	136,335	133,501	270,787	260,356
Percentage of landfill used	1.75%	1.71%	3.47%	3.34%

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5.   INVENTORIES

Inventories consist of the following:

	June 30, 2011	December 31, 2010
Material for use in landfill	$62,171	$45,203
Consigned plastics	-	207,172

Total	$62,171	$252,375

NOTE 6.   LOAN RECEIVABLE

As of June 30, 2011 and December 31, 2010, the loan to an unrelated party represents a short-term loan the Company lent to Heilongjiang Guoan Real Estate Development Corp (“HGRE”) in November 2010.  The amount of the loan is RMB30 million, is secured by real estate of the unrelated party.  The term is one year.  The repayment schedule is divided into two parts.  HGRE will make the first repayment of 15 million RMB on September 30, 2011.  The balance of the loan, 15 million RMB, will be due on November 29, 2011.  The interest rate is 6.372%, higher than the base interest rate of People's Bank of China by 20 basis points. The interest is paid quarterly.  Management intends and expects that the Company will hold the loan until it matures.

NOTE 7.   MAJOR CUSTOMERS

On September 1, 2003, the Company signed an exclusive 17-year agreement with Harbin Municipal Urban Administrative Bureau (“HMUAB”) to dispose of approximately one-third of the city’s solid waste disposal. The contract will expire on August 30, 2020. The revenue from HMUAB accounted for 38% of the gross revenue for the six months ended June 30, 2011 and 34% of the gross revenue for the six months ended June 30, 2010.

In January 2010, the Company signed a PET bottle processing agreement and a consignment sales agreement with Harbin Dongxin Group (“Dongxin”). The contract was renewed in August 2011.  In accordance with the agreements, Dongxin shall be responsible for processing, packaging and selling the PET bottles sorted from the landfill or purchased by the Company. The Company shall pay a processing fee to Dongxin in return. Dongxin sells the processed PET bottles at an agreed price.  The Company fixes a minimum resale price, which Harbin Dongxin Group must collect and remit to the Company upon sale of the recycled PET.  Harbin Dongxin Group is entitled to retain any revenue it obtains from the resale in excess of the fixed minimum price.

In March 2010, the Company signed a plastic bottle cap processing and consignment sales agreements with Harbin Bin County Welfare Plastic Products Co., Ltd (“HBC”). The contract was renewed in August 2011.  In accordance with the agreements, HBC will be responsible for processing the plastic bottle caps sorted from the landfill. The Company will pay a processing fee to HBC in return. The processed plastic granules will be sold by HBC at an agreed price.  The Company fixes a minimum resale price, which HBC must collect and remit to us upon sale of the granules.  HBC is entitled to retain any revenue it obtains from the resale in excess of the fixed minimum price.

The following table presents sales from major customers with individual sales over 10% of total net revenue.

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7.  MAJOR CUSTOMERS (Continued)

	Three months ended June 30,
	2011		2010
	Sales	% of Total Sales	Sales	% of Total Sales
HMUAB	$1,264,354	62%	$1,186,829	23%
Dongxin	473,033	23%	3,351,000	64%
HBC	287,332	14%	705,923	13%

Total	$2,024,719	100%	$5,243,752	100%

	Six months ended June 30,
	2011		2010
		% of		% of
	Sales	Total Sales	Sales	Total Sales
HMUAB	$2,497,369	38%	$2,309,528	34%
Dongxin	3,563,777	54%	3,816,055	56%
HBC	501,197	8%	705,923	10%

	$6,562,343	100%	$6,831,506	100%

 Accounts receivable related to HMUAB, Dongxin and HBC are as follows:

	June 30, 2011		December 31, 2010
	Accounts	% of Accounts	Accounts	% of Accounts
	Receivables	Receivables	Receivables	Receivables

HMUAB	$1,271,271	63%	$1,246,873	23%
Dongxin	468,964	23%	3,930,912	72%
HBC	291,490	14%	267,633	5%
Total	$2,031,725	100%	$5,445,418	100%

NOTE 8. SEGMENT INFORMATION

The Company identified two operating segments for the three and six months ended June 30, 2011: landfill operation and plastic bottle sorting and recycling. The landfill operating segment provides non-hazardous municipal solid waste processing and disposal services. The plastic bottle recycling segment sorts the waste plastic bottles from the landfill the Company is operating, outsources the processing function to Dongxin and HBC and sells the processed PET bottles and plastic granules on consignment basis through Dongxin and HBC.

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

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. SEGMENT INFORMATION (Continued)

The segment information for the reportable segments for the three and six months ended June 30, 2011 and 2010 and the reconciliation of reportable segment net sales and net income to the consolidated total are as follows:

	For the Three Months Ended June 30,
	Landfill	PET	Consolidated
	Disposal Fees	Bottle Fees	Total
2011
Revenue	$1,264,354	760,365	$2,024,719
Cost of revenue	517,723	121,684	639,407
Gross profit	746,631	638,681	1,385,312

Income from operations			1,207,500

Other income			58,896

Income before income taxes			1,266,396

Provision for income taxes			164,424

Net income			$1,101,972

2010
Revenue	$1,186,829	4,056,923	$5,243,752
Cost of revenue	368,307	2,184,236	2,552,543
Gross profit	818,522	1,872,687	2,691,209

Income from operations			2,542,201

Other income			330

Income before income taxes			2,542,531

Provision for income taxes			329,911

Net income			$2,212,620

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. SEGMENT INFORMATION (Continued)

	For the Six Months Ended June 30,
	Landfill	PET	Consolidated
	Disposal Fees	Bottle Fees	Total
2011
Revenue	$2,497,369	4,064,974	$6,562,343
Cost of revenue	842,098	2,895,963	3,738,061
Gross profit	1,655,271	1,169,011	2,824,282

Income from operations			2,428,374

Other income			132,320

Income before income taxes			2,560,694

Provision for income taxes			332,426

Net income			$2,228,268

2010
Revenue	$2,309,528	4,521,978	$6,831,506
Cost of revenue	725,037	2,279,850	3,004,887
Gross profit	1,584,491	2,242,128	3,826,619

Income from operations			3,531,694

Other income			23,435

Income before income taxes			3,555,129

Provision for income taxes			469,184

Net income			$3,085,945

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

The following table shows the estimated tax savings as a result of the tax holidays and the net effect on earnings per share (basic) had the income tax been applied:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Estimated Tax Savings	$193,298	$361,574	$394,574	$531,327
EPS (Basic) - as reported	$0.09	$0.18	$0.18	$0.26
EPS (Basic) - without tax savings	$0.07	$0.15	$0.15	$0.21

United States Tax

The Company was incorporated in the United States.  It incurred net operating losses for U.S. income tax purposes for the six months ended June 30, 2011 and 2010. Net operating loss carry forwards, including amortization of share-based compensation, for United States income tax purposes amounted to $1,238,045 and $1,154,669 as of June 30, 2011 and December 31, 2010, respectively, which may be available to reduce  U. S. taxable income in future periods. These carry forwards will expire, if not utilized, beginning in 2028 through 2029. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at June 30, 2011 for the temporary difference related to the loss carry-forwards. Management reviews this valuation allowance periodically and makes adjustments as warranted.

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10.  INCOME TAXES (Continued)

Deferred tax assets and the related valuation allowance are set forth in the table below.  The deferred tax asset for purposes of Chinese income tax is based on the amortization of landfill development costs.

	June 30, 2011	December 31, 2010

USA	$420,935	$392,587
China	191,639	120,719

Less: Valuation Allowance	(420,935)	(392,587)

Net	$191,639	$120,719
 For the three and six months ended June 30, 2011 and 2010, the provision for income taxes were as follows:

	For the three months ended
	June 30, 2011	June 30, 2010

Current	$198,696	$361,740
Deferred tax expense (benefit)	(34,272)	(31,829)

Total	$164,424	$329,911

	For the six months ended
	June 30, 2011	June 30, 2010

Current	$399,972	$531,325
Deferred tax expense (benefit)	(67,546)	(62,141)

Total	$332,426	$469,184

NOTE 11 STATUTORY RESERVES

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

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 STATUTORY RESERVES (Continued)

If the accumulated balance of the Company’s statutory reserve is not enough to make up for the losses of the Company’s previous year, the current years’ profit shall first be used for making up the losses before the statutory reserve is drawn.  As of June 30, 2011 and 2010 the Company had accumulated after tax profits of $2,228,268  and  $3,085, 945 respectively and therefore is required to make accumulative contributions of $222,827 and $308,945, respectively, to the statutory surplus reserve account.

	June 30, 2011	June 30, 2010
After tax profits	$2,228,268	$3,085,945
Percentage applied	10%	10%
Addition to Accumulated Statutory Surplus Reserve	$222,827	$308,595
Accumulated Statutory Surplus Reserve	$1,448,208	$876,316

 NOTE 12 DIVIDEND POLICY

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

 These restricted stock issuances are accounted for at fair value, based upon the closing stock price at the date of grant.  The corresponding expense is amortized over the vesting period.  A summary of the status of the Company’s non-vested shares as of June 30, 2011, and changes during the six months ended June 30, 2011, is presented below:

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13.   STOCK-BASED COMPENSATION (Continued)

		Weighted-Average
	Shares	Grant Date Fair Value

Non-vested at December 31, 2010	2,426,666	$1,197,333
Granted	-	-
Vested	167,500	83,375
Forfeited	-	-
Non-vested at June 30, 2011	2,259,166	$1,113,958

            A summary of the status of the Company’s deferred stock compensation under the Plan as of June 30, 2011, and changes for the six months ended June30, 2011, is presented below:

Deferred stock compensation as of December 31, 2010	$1,195,916
Compensation expenses debited to statement of operations
with a credit to additional paid-in capital	(83,375)
Deferred stock compensation as of June 30, 2011	$1,112,542

The total remaining unrecognized compensation related to deferred stock issuances will be amortized over the weighted-average remaining requisite service period of eight years.

On June 9, 2010, the Company entered into Independent Directors Contracts with two new directors. The Company agreed to pay these directors a total cash fee of $54,000 per annum and to issue to them common stock valued at $60,000 on June 9, 2011, if they remain on the Board on that date.  The Board plans to issue the shares in August 2011.

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

Results of Operations
The agreements we made with Harbin Dongxin Group and Harbin Bin County Welfare Plastic Products Co. in 2010 marked the expansion of our business from waste storage toward the efficient recycling of waste into value-added products.  The use of polyethylene terephthalate (“PET”) by the bottling industry has increased dramatically in the past decade, as has the demand for recycled PET for a variety of industrial purposes, especially as a component of solar-heating installations.  With both supply and demand for PET established, the logic of positioning ourselves as middleman becomes evident.  Since January 2010, we have been removing the PET bottles from waste deposited in the Harbin landfill and delivering the bottles to Harbin Dongxin Group on a consignment basis.  During this period, we were also purchasing PET bottles from third parties and consigning them to Harbin Dongxin Group.  We pay Harbin Dongxin Group a per-ton fee for processing the bottles into usable PET, and then we consign the resulting PET to Harbin Dongxin Group for resale to industry.  We fix a minimum resale price, which Harbin Dongxin Group must collect and remit to us upon sale of the recycled PET.  Harbin Dongxin Group is entitled to retain any revenue it obtains from the resale in excess of the fixed minimum price.

The terms of our agreement with Harbin Bin County Welfare Plastic Products Co. mimic the agreement with Harbin Dongxin Group.    Since we re-started operations at the Harbin landfill in November 2009, we have been removing plastic bottle caps from the waste deposited there.  In March 2010, we engaged Harbin Bin County Welfare Plastic Products Co. to accept the bottle caps on a consignment basis.  We pay Harbin Bin County Welfare Plastic Products Co. a per-ton fee for grinding the bottle caps into plastic granules, and then we consign the resulting granules to Harbin Bin County Welfare Plastic Products Co. for resale to industry.  We fix a minimum resale price, which Harbin Bin County Welfare Plastic Products Co. must collect and remit to us upon sale of the granules.  Harbin Bin County Welfare Plastic Products Co. is entitled to retain any revenue it obtains from the resale in excess of the fixed minimum price.

The sale of recovered materials quickly became our leading source of revenue, as we marketed both PET recovered from our Landfill and PET purchased from outside sources.

Recently, however, the wholesale market price for recovered PET has increased significantly, sharply reducing the profitability of our resale operations.  In the first quarter of 2011 the sale of recovered PET bottles and bottle caps produced 73% of our revenue ($3,304,608), but yielded a gross margin of only 19% - i.e. $613,253 in gross profit.  This represented a marked reduction from the 41% gross margin we achieve on PET operations in 2010 (79% in the first quarter of 2010).  The reason for the reduction in profitability was a marked increase in the wholesale price of PET available from third party providers.  In addition, the value added tax was imposed on sales in 2011 at a rate of 17%, compared to a 3% value added tax on sales in the first quarter of 2010.   For this reason, in the second quarter of 2011, which ended on June 30, 2011, we limited our sale of PET to bottles and caps salvaged from our Landfill, and did not purchase any PET from third party providers.  The result was that revenue from our PET bottle sales fell to $760,365 in the recent quarter.  However, our gross profit on those sales, $555,757, represented a margin of 73% and was only $57,496 less than gross profit from PET sales in the first quarter of 2011.  Since we can achieve nearly the same profits with only the bottles in our Landfill as we did when we functioned as a reseller (and with significantly less administrative effort), our plan is to continue at the present level of PET operations until market conditions make an expansion attractive.

The reduction in our PET resale operations has resulted in a reduction in our overall revenues from 2010 to 2011, as revenue contributed by HMUAB reimbursements for our landfill operations remains relatively static.  Revenue for the three months ended June 30, 2011 fell by 61% to $2,024,719, and revenue for the six months ended June 30, 2011 fell by 4% to $6,562,343.  At June 30, 2011 we had no PET in inventory, as a result of which PET sales during the second half of 2011 will significantly lag PET sales in the second half of 2010.  Over the long term, however, we expect our company to grow.  We plan to expand our waste processing operations by (a) pursuing strategic acquisitions, (b) developing additional landfills, and (c) implementing additional recycling technologies that will provide additional revenue sources, such as the sale of methane to the electric power industry.  Given China’s continuing growth, we believe there will be numerous market opportunities.

Our landfill operations during the six months ended June 30, 2011 yielded a gross margin of 66% - i.e. $1,655,271 in gross profit.  The primary component of our cost of landfill sales is amortization of the landfill cost - $670,591 out of total landfill costs of $842,098 in the six months ended June 30, 2011.  We initiated operations at the landfill when only the lowest level of the landfill had been made ready for use.  However, since each level is dependent on the levels below it, we determined that the landfill expense could best be correlated with revenue by amortizing the estimated total landfill development cost, using the ratio of actual tonnage disposed in the landfill to the total anticipated capacity of the landfill.  As of June 30, 2011, our estimate of the total cost of constructing the landfill was $17,235,000.  We determine the amortization amount by multiplying that estimated total investment by the ratio of the landfill capacity used during the six months ended June 30, 2011 (270,787 tons - i.e. 3.5% of total capacity) to the estimated total capacity (7,800,000 tons).

Our estimate that the total capacity of the landfill will be 7,800,000 tons was made on a gross basis.  Actual usage will exceed that amount.  This occurs, in part, because we are actively removing PET recyclables and may in the future remove other recyclable materials, which releases space for additional deposits.  Additional space is also released as organic material in the waste degrades.  As a result of these factors, the Phase 1 portion of the landfill, which has an estimated capacity of 1.6 million tons, is still in use although 1.83 million tons had been deposited as of June 30, 2011.  We are currently evaluating the remaining capacity of Phase I to determine the likely date for completion, at which time we will commence use of the Phase II portion of the Landfill without interruption.  Upon completion of Phase I, we will recalculate our estimate of total landfill capacity based on that experience, and, as needed, adjust our amortization schedule.  An increase in our estimate of total landfill capacity will result in a reduction in the amortization rate and the corresponding quarterly landfill amortization expense.

Overall, our gross margin for the six months ended June 30, 2011 was 43%; for the three months ended June 30, 2011 gross margin was 68%.  Gross margin for the six months ended June 30, 2011 fell short of the second quarter as well as the 56% margin we achieved in the first six months of 2010 because of the low margin on resale of PET bottles that we realized in the first quarter of 2011.  Since we have terminated our PET resale program, and now sell only PET extracted from the Landfill, our margins should return to the levels we previously achieved.

Our selling, general and administrative expenses (“SG&A”) continued to be modest relative to revenues:  $177,813 in the three months ended June 30, 2011 (8.8% of revenue), compared to $149,008 in the three months ended June 30, 2010 (2.8% of revenue), and $395,908 in the six months ended June 30, 2011 (6.0% of revenue), compared to $294,925 in the six months ended June 30, 2010 (4.3% of revenue).  The increase in SG&A expense was primarily attributable to the fees of $73,039 payable to our ex-CFO and our independent directors for services during the first six months of 2011.  In both years, a large component of our SG&A expense was the expensing of stock compensation that we gave to employees and consultants in 2008 as incentives for future services:  $41,687 and $90,076 in the three month periods ended June 30, 2011 and 2010, $83,375 and $185,764 in the six month periods ended June 30, 2011 and  2010.  The $1,112,542 in deferred stock compensation expense remaining at June 30, 2011 will be amortized as expenses over the expected terms of service of the employees and consultants who received the shares.

The Company’s revenue less expenses resulted in a pre-tax income of $1,266,396 for the second quarter of 2011, compared to pre-tax income of $2,542,531 during the second quarter of 2010, and $2,560,694 for the six months ended June 30, 2011, compared to pre-tax income of $3,555,129 during the six months ended June 30, 2010.  As a result of Chinese tax laws that reward foreign investment in China, Yifeng was entitled to exemption from income taxes during 2007 and 2008, followed by a 50% abatement of taxes from 2009 to 2011.  In the second quarter of 2011, after accruing $164,424 for income taxes, our net income was $1,101,972, representing $0.09 (diluted $0.07) per share, compared to net income of $2,212,620 ($.18 per share; $.15 per share fully diluted) in the second quarter of 2010.  Net income of $2,228,268 for the six months ended June 30, 2011 ($.18 per share; $.15 fully diluted) was 28% lower than our net income of $3,085,945 ($.26 per share; $.21 fully diluted) in the first six months of 2010.

Our business operates entirely in Chinese Renminbi, but we report our results in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is included in the retained earnings on our balance sheet; the translation adjustments are included in a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the first six months of 2011, the effect of converting our financial results from RMB to U.S. Dollars was to increase our accumulated other comprehensive income by $311,811.  During the first half of 2010, when exchange rates were more stable, the effect of converting our financial results from RMB to U.S. Dollars was to increase our accumulated other comprehensive income by $4,114.

Liquidity and Capital Resources

To date, we have financed our operation and met capital expenditure requirements primarily through bank loans and operating income.  On November 18, 2004, the Company received a long-term loan from Industrial and Commercial Bank of China, Harbin Branch in the amount of $4,832,960, secured by the Company’s building.  The loan was for a 5-year term, maturing November 15, 2009 with interest adjustable based on official rates.  The loan agreement does not include any financial covenants with which the Company must comply.  In November 2009 the Bank extended the due date of the loan to December 25, 2011 and fixed the interest rate at 6.534% per annum.  In addition to paying the quarterly interest, the Company is also required to make $241,648 pre-determined principal repayments every quarter, with exception of the final two quarters wherein the payment will be $302,060. The Company had no long-term debt service obligations as of June 30, 2011.

Our working capital at June 30, 2011 totaled $13,642,798, an increase of $3,013,218 from our working capital at December 31, 2010.  The increase was mainly attributable to our net income of $2,228,268 for the six months ended June 30, 2011.

The largest non-cash component of working capital at June 30, 2011 was a loan receivable of $4,641,498.  This loan was made in November 2010 to the Heilongjiang Guoan Real Estate Development Corp., and is secured by a pledge of real estate by an unrelated party.  Half of the principal of the loan is due on September 30, 2011, the remainder on November 29, 2011.  Interest is payable quarterly at 6.372% per annum.  Harbin Yifeng made the loan in order to obtain a better return on its cash reserves than can be obtained from bank deposits in China.  The borrower is a well-established entity, and management does not believe that there is a significant risk of default.

The next largest non-cash component of our working capital at June 30, 2011 consisted of $2,031,725 in accounts receivable.  This represents a reduction of $3,413,693 from our accounts receivable at December 31, 2010.  The reduction was primarily attributable to the scale-back of our PET sales operations.  Our receivable from HMUAB was $1,271,271, no portion of which was more than three months old.  Accordingly, we do not consider the receivable to be at risk.  The remainder of our receivables is owed to us by the two companies to which we sell PET bottles and caps.  Our terms of sale to these two companies require payment in ninety days, and each of them has paid on time throughout the period of our relationship.  For these reasons, we have made no provision for doubtful accounts as of June 30, 2011.

Our operations during the first six months of 2011 provided $6,493,709 in net cash, nearly triple our net income for the period. As noted above, in connection with the reduction in our PET sales operations, we reduced our accounts receivable balance by $3,413,693, which swelled our cash reserves.  During the first six months of 2010, by comparison, we increased our accounts receivable balance by $3,722,078, with the result that our operations provided only $619,987 in cash, only about 20% of our net income for the period.

During the first six months of 2010, a loan of $439,425 that we had made during the period when our operations were suspended was repaid to us, resulting in a substantial provision of net cash from investing activities.  In the six months ended June 30, 2011, our investing activities used $248,519 in cash, most of which was an expenditure for construction activity.

In both the first six months of 2011 and the first six months of 2010 we used $483,296 for financing activities, specifically payments on account of our bank loan.  The bank loan will be satisfied in December of this year, unless we refinance it.

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

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures were not effective.  The weaknesses in the Company’s controls and procedures consisted of a lack of expertise in identifying and addressing complex accounting issued under U.S. Generally Accepted Accounting Principles among the personnel in the Company’s accounting department.

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
The Company did not repurchase any shares of its common stock during the 2nd  quarter of 2011.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Reserved.

Item 5.     Other Information.
None.

Item 6.     Exhibits

31.1	Rule 13a-14(a) Certification - CEO
31.2	Rule 13a-14(a) Certification - CFO
32	Rule 13a-14(b) Certifications
101.ins	XBRL Instance
101.sch	XBRL Schema
101.cal	XBRL Calculation
101.def	XBRL Definition
101.lab	XBRL Label
101.pre	XBRL Presentation

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

EASTERN ENVIRONMENT SOLUTIONS, CORP.

Date: August 11, 2011	By: /s/ Feng Yan
Feng Yan, Chief Executive Officer