Form 10-Q
period 2011-09-30
Eastern Environment Solutions Corp.
filed 2011-11-14
CIK 1119721

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

Yes   X                    No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes   X      No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ____    Accelerated filer ____    Non-accelerated filer____    Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ___  No   X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

November 14, 2011:  Common Voting Stock: 14,970,186

EASTERN ENVIRONMENT SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2011	2010
ASSETS
Current assets:
Cash	$11,104,966	$1,886,126
Accounts receivable	2,182,611	5,445,418
Inventories	61,977	252,375
Other receivables	1,302	1,259
Loan receivable	2,349,521	4,543,864
Total Current Assets	15,700,377	12,129,042

Property and equipment, net of accumulated depreciation of $76,618 and $60,867	103,605	113,404

Landfill development costs, net of amortization of $4,994,704 and $3,814,935	7,255,093	7,627,184

Deferred tax assets	230,678	120,719

Total Assets	$23,289,753	$19,990,349

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Bank loan payable	$302,060	$1,087,416
Accounts payable	865	838
Taxes payable	276,609	315,917
Accrued expenses and other payables	98,504	95,291
Total Current Liabilities	678,038	1,499,462

Stockholders' Equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 14,970,186 shares issued and outstanding	1,497	1,497
Additional paid-in capital	4,263,630	4,138,567
Accumulated other comprehensive income	2,596,652	2,097,014
Statutory reserves	1,574,994	1,225,381
Retained earnings - unappropriated	14,174,942	11,028,428
Total Stockholders' Equity	22,611,715	18,490,887

Total Liabilities and Stockholders' Equity	$23,289,753	$19,990,349

The accompanying notes are an integral part of these condensed consolidated financial statements

EASTERN ENVIRONMENT SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2011	2010	2011	2010

Revenues
Landfill disposal fees	$3,840,378	$3,530,736	$1,343,009	$1,221,208
PET bottle sales	4,895,772	7,959,964	830,798	3,437,986
	8,736,150	11,490,700	2,173,807	4,659,194
Cost of Goods Sold			-
Landfill disposal fees	1,306,580	1,133,679	464,482	393,719
PET bottle sales	3,112,606	4,173,824	216,643	1,908,896
	4,419,186	5,307,503	681,125	2,302,615
			-
Gross Profit	4,316,964	6,183,197	1,492,682	2,356,579
			-
Selling, General and Administrative Expense	498,022	449,504	102,114	154,580
			-
Income from operations	3,818,942	5,733,693	1,390,568	2,201,999
			-
Other Income (Expense)			-
Interest income	260,513	24,829	81,634	1,282
Interest expense	(62,644)	-	(16,085)	-
Other income	-	(42)	-	71
Total other income, net	197,869	24,787	65,549	1,353
			-
Income from Operations before Income Taxes	4,016,811	5,758,480	1,456,117	2,203,352
			-
Provision for Income Taxes	520,684	753,510	188,258	284,325
			-
Net Income	3,496,127	5,004,970	1,267,859	1,919,027
			-
Other Comprehensive Income -			-
Foreign currency translation gain	499,639	188,908	187,758	184,793
			-
Comprehensive Income	$3,995,766	$5,193,878	1,455,617	$2,103,820

Basic and Diluted Income Per Share
Basic	$0.28	$0.41	$0.10	$0.15
Diluted	$0.23	$0.33	$0.08	$0.13

Weighted Average Number of Common Shares Outstanding
Basic	12,683,614	12,197,536	12,766,549	12,431,549
Diluted	14,970,186	14,970,186	14,970,186	14,970,186

The accompanying notes are an integral part of these condensed consolidated financial statements

EASTERN ENVIRONMENT SOLUTIONS, CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010
Cash Flows From Operating Activities:
Net income	$3,496,127	$5,004,970
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,044,753	956,857
Amortization of stock-based compensation	125,063	260,715
Deferred tax benefit	(109,959)	(96,494)

Changes in operating assets and liabilities:
Accounts receivable	3,262,807	(1,866,188)
Inventories	190,398	(14,012)
Accounts payable	27	16
Taxes payable	(39,308)	278,754
Accrued expenses and other payables	3,213	(18,416)

Net cash provided by operating activities	7,973,121	4,506,202

Cash Flows From Investing Activities:
Additions to construction in process	(340,979)	(4,290)
Payment of capitalized interest for construction loan	-	(110,383)
Payments on loan to unrelated parties	-	438,966
Payments on loans receivable	2,194,300	42,828

Net cash provided by investing activities	1,853,321	367,121

Cash Flows From Financing Activities
Loan repayments to bank	(785,356)	(724,944)

Net cash used in financing activities	(785,356)	(724,944)

Effect of Exchange Rate Changes on Cash	177,755	(266,272)

Increase in Cash	9,218,840	3,882,107

Cash - Beginning of Period	1,886,126	428,052

Cash - End of Period	$11,104,966	$4,310,160

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash was paid for the following:
Interest expense	$61,197	-
Interest expense - capitalized	-	$110,383
Income taxes	$677,464	$753,510

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

Accounts receivable

Accounts receivable are stated at net realizable value. Any allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging analysis. The Company’s receivables that are due from the municipal government of Harbin City are considered by management to be fully collectible. The remainder of the Company’s receivables arises from its recycling of bottles and plastic and is considered fully collectible under contracts with the two recycling companies engaged for the disposal of the material. Therefore, no allowance for doubtful accounts was deemed necessary at September 30, 2011 and December 31, 2010.

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

Revenue recognition

The Company, in accordance with Financial Accounting Standards Board Accounting Standard Codification (ASC) 360, records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

For revenue associated with waste disposal at the landfill pursuant to the Company’s contract with the City of Harbin, the Company recognizes revenue based on tonnage on the date it is disposed into the landfill.  The Company discloses separately the actual tonnage disposed during each period in order to match the cost of revenue with the actual disposal activities.

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

The Company has deferred tax assets that relate to its landfill development amortization and its net operating loss in the U. S., which are not covered by the tax holiday.

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

The carrying amounts of certain financial instruments, including cash, accounts receivable, loan receivable, other receivables, accounts payable, accrued expenses, taxes payable and bank loans payable approximate fair value due to the short-term nature of these items. The Company uses the Level 3 method to measure fair value of its bank loan. The carrying amount of the bank loan approximates the fair value based on the Company's expected borrowing rate for debt with similar remaining maturities and comparable risk in market.

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

The value of RMB against US$ and other currencies may fluctuate and is affected by, among other things, changes in China's political and economic conditions. Any significant revaluation of RMB may materially affect the Company's financial condition in terms of US$ reporting.

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based compensation

The Company records stock based compensation expense pursuant to ASC 718, which establishes the accounting for employee stock-based awards.  Under the above provisions, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). For the three months ended September 30, 2011 and 2010, $41,688 and $74,951 stock based compensation expenses were recorded in selling, general and administrative expenses. For the nine months ended September 30, 2011 and 2010, $125,063 and $260,715 of stock based compensation expenses were recorded in selling, general and administrative expenses.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three months ended September 30,
	2011	2010
Net income	$1,267,858	$1,919,027
Shares (denominator):
Weighted average common shares outstanding - basic	12,766,549	12,431,549
Earnings per share - basic	$0.10	$0.15
Plus: effect of diluted securities - unvested compensation	2,203,637	2,538,637
Weighted average common shares outstanding - diluted	14,970,186	14,970,186
Earnings per share - diluted	$0.08	$0.13

	Nine months ended September 30,
	2011	2010
Net income	$3,496,127	$5,004,970
Shares (denominator):
Weighted average common shares outstanding - basic	12,683,614	12,197,536
Earnings per share - basic	$0.28	$0.41
Plus: effect of diluted securities - unvested compensation	2,286,572	2,772,650
Weighted average common shares outstanding - diluted	14,970,186	14,970,186
Earnings per share - diluted	$0.23	$0.33

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2011	December 31, 2010

Property and equipment	$180,223	$174,271
Less: accumulated depreciation	(76,618)	(60,867)
Total property and equipment, net	$103,605	$113,404

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of 5-10 years.  Depreciation expense for property and equipment for the three months ended September 30, 2011 and 2010 was $4,073and $4,642 respectively.  Depreciation expense for property and equipment for the nine months ended September 30, 2011 and 2010 was $13,435 and $13,079 respectively.

NOTE 4.   LANDFILL DEVELOPMENT COSTS

Landfill development costs consisted of the following:

	September 30, 2011	December 31, 2010

Machinery and equipment	$1,584,192	$1,197,396
Landfill project	2,419,629	2,339,725
Construction in progress	3,886,312	3,689,304
Advances to suppliers	4,359,664	4,215,693
Subtotal	12,249,797	11,442,118
Less: accumulated depreciation	(4,994,704)	(3,814,934)
Total Landfill development costs, net	$7,255,093	$7,627,184

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

Landfill development costs also include advances to suppliers representing payments made for machinery, supplies and equipment related to the construction of the landfill.  The Company made a determination that it would not establish a reserve against the advances to suppliers that are included in landfill development costs on the Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010.  The determination was based on the continuance of operations at the Landfill, and the probability that the advances will be utilized for purchase of construction materials and equipment during the next two years.  The Company also determined that depreciation of equipment over the life of the landfill was appropriate, as the equipment is, for the most part, heavy earth-moving equipment with a useful life approximately equal to the term of the BOT Agreement.  In addition, the BOT Agreement provides that equipment used at the landfill will be surrendered to HMUAB upon termination of the BOT Agreement.

The Company has no obligations relating to capping, closure or other post-closure obligations; accordingly no reserve for post-closure activities has been established.

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4.   LANDFILL DEVELOPMENT COSTS (Continued)

The landfill will be constructed over a period of years as one (1) whole unit.  However, the construction will be completed in different phases in order to comply with certain structural requirements.  The first three phases represent construction on three adjacent areas.  Each includes primarily below-ground landfill plus an above-ground cap.  The fourth phase will be entirely above-ground, and will be constructed atop the areas developed in phases 1 through 3.   In order to start the next phase of construction, the prior phase must be completed.  The Company anticipates the total landfill capacity of approximately 7.8 million tons.  That estimate is made on a gross basis, however.  The tonnage actually deposited should exceed the estimate, due to (a) the fact that we reduce the space used by removing recyclables, and (b) the fact that organic material included in the tonnage degrades and uses a reduced space.

The build outs to accommodate the gross estimate are as follows;

•	Phase 1 totals approximately 2.90 mil tons (37.18% of total tonnage)
•	Phase 2 totals approximately 1.40 mil tons (17.95% of total tonnage)
•	Phase 3 totals approximately 1.50 mil tons (19.23% of total tonnage)
•	Phase 4 totals approximately 2.00 mil tons (25.64% of total tonnage)

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

The Company reviews its estimate of the total construction cost of the landfill at the end of each quarter.  The estimate, revised if necessary, is then converted from RMB to dollars based on the historical conversion rate for previously capitalized costs and the current conversion rate for estimated future costs.  As of September 30, 2011, the Company estimated that the total construction for the landfill will be $17,235,000, which was consistent with the Company’s estimate as of December 31, 2010.  These costs are for the completion of the three initial phases with minimal costs expected for the 4th phase above ground.

Our estimate that the total capacity of the landfill will be 7,800,000 tons was made on a gross basis.  Actual usage should exceed that amount.  This occurs, in part, because we are actively removing PET recyclables and may in the future remove other recyclable materials, which releases space for additional deposits.  Additional space is also released as organic material in the waste degrades.  Phase 1 of our Landfill construction is expected to continue into 2014, and we will then commence use of the Phase II portion of the Landfill without interruption.  As we reach completion of Phase I, we will recalculate our estimate of total landfill capacity based on that experience, and, as needed, adjust our amortization schedule.  An increase in our estimate of total landfill capacity will result in a reduction in the amortization rate and the corresponding quarterly landfill amortization expense.

Landfill amortization expense for the three months ended September 30, 2011 and 2010 was $360,903nd $351,047 respectively. Landfill amortization expense for the nine months ended September 30, 2011and 2010 was $1,031,318 and $943,778, respectively. During the nine months ended September 30, 2011 and 2010, the Company disposed of 413,817 tons of waste and 396,754 tons of waste, respectively, in the landfill.

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4.  LANDFILL DEVELOPMENT COSTS (Continued)

The following table shows landfill usage during the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Estimated total landfill capacity (tons)	7,800,000	7,800,000	7,800,000	7,800,000
Total cumulative tons disposed in landfill	1,969,436	1,419,389	1,969,436	1,419,389
Percentage of landfill used	25.2%	18.2%	25.2%	18.2%

Total tons disposed during period	143,031	136,398	413,817	396,754
Percentage of landfill used	1.83%	1.75%	5.31%	5.09%

Interest expense in the amount of $32,324 was capitalized for the three months ended September 30, 2010, and in the amount of $110,383 was capitalized for the nine months ended September 30, 2010.  The capitalized interest is amortized as landfill development costs.  No interest expense was capitalized during the nine months ended September 30, 2011 because the Company has completed the Phase 1 construction and has not started the Phase 2 construction.

NOTE 5.   INVENTORIES

Inventories consist of the following:

	September 30, 2011	December 31, 2010
Material for use in landfill	$61,977	$45,203
Consigned plastics	-	207,172

Total	$61,977	$252,375

NOTE 6.   LOAN RECEIVABLE

As of September 30, 2011 and December 31, 2010, the loan to an unrelated party represents a short-term loan the Company lent to Heilongjiang Guoan Real Estate Development Corp (“HGRE”) in November 2010.  The amount of the loan is RMB 30 million, is secured by real estate of the unrelated party.  The term is one year.  The repayment schedule is divided into two parts.  HGRE made the first repayment of 15 million RMB during the quarter ended September 30, 2011.  The balance of the loan, 15 million RMB, will be due on November 29, 2011.  The interest rate is 6.372%, higher than the base interest rate of People's Bank of China by 20 basis points. The interest is paid quarterly.  Management intends and expects that the Company will hold the loan until it matures.

NOTE 7.   MAJOR CUSTOMERS

On September 1, 2003, the Company signed an exclusive 17-year agreement with Harbin Municipal Urban Administrative Bureau (“HMUAB”) to dispose of approximately one-third of the city’s solid waste disposal. The contract will expire on August 30, 2020. The revenue from HMUAB accounted for 44% of the Company’s gross revenue for the nine months ended September 30, 2011 and 31% of the gross revenue for the nine months ended September 30, 2010.

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7.   MAJOR CUSTOMERS (Continued)

In January 2010, the Company signed a PET bottle processing agreement and a consignment sales agreement with Harbin Dongxin Group (“Dongxin”). In accordance with the agreements, Dongxin is responsible for processing, packaging and selling the PET bottles sorted from the landfill or purchased by the Company. The Company pays a processing fee to Dongxin in return. Dongxin sells the processed PET bottles at an agreed price.  The Company fixes a minimum resale price, which Harbin Dongxin Group must collect and remit to the Company upon sale of the recycled PET.  Harbin Dongxin Group is entitled to retain any revenue it obtains from the resale in excess of the fixed minimum price.

In March 2010, the Company signed a plastic bottle cap processing and consignment sales agreements with Harbin Bin County Welfare Plastic Products Co., Ltd (“HBC”). In accordance with the agreements, HBC is responsible for processing the plastic bottle caps sorted from the landfill. The Company pays a processing fee to HBC in return. The processed plastic granules are sold by HBC at an agreed price.  The Company fixes a minimum resale price, which HBC must collect and remit to us upon sale of the granules.  HBC is entitled to retain any revenue it obtains from the resale in excess of the fixed minimum price.

In August 2011, the Company signed supplementary agreements with Dongxin and HBC.  The agreements were identical to those initially signed, except that the minimum prices to be paid to the Company for PET were increased.

The following table presents sales from major customers with individual sales over 10% of total net revenue.

	Three months ended September 30,
	2011		2010
		% of Total Sales		% of Total Sales
HMUAB	$1,343,009	62%	$1,221,208	26%
Dongxin	519,428	24%	3,024,663	65%
HBC	311,370	14%	413,323	9%

Total	$2,173,807	100%	$4,659,194	100%

	Nine months ended September 30,
	2011		2010
		% of Total Sales		% of Total Sales
HMUAB	$3,840,378	44%	$3,530,736	31%
Dongxin	4,083,830	47%	6,834,700	59%
HBC	811,942	9%	1,125,264	10%

	$8,736,150	100%	$11,490,700	100%

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7.   MAJOR CUSTOMERS (Continued)

 Accounts receivable related to HMUAB, Dongxin and HBC are as follows:

	September 30, 2011		December 31, 2010
	Accounts Receivables	% of Accounts Receivables	Accounts Receivables	% of Accounts Receivables

HMUAB	$1,350,415	62%	$1,246,873	23%
Dongxin	516,892	24%	3,930,912	72%
HBC	315,303	14%	267,633	5%
Total	$2,182,611	100%	$5,445,418	100%

NOTE 8. SEGMENT INFORMATION

The Company operates through two operating segments consisting of its landfill operation and plastic bottle sorting and recycling. The landfill operating segment provides non-hazardous municipal solid waste processing and disposal services. The plastic bottle recycling segment sorts the waste plastic bottles from the landfill the Company is operating, outsources the processing function to Dongxin and HBC and sells the processed PET bottles and plastic granules on consignment basis through Dongxin and HBC.

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

The segment information for the reportable segments for the three and nine months ended September 30, 2011 and 2010 and the reconciliation of reportable segment net sales and net income to the consolidated total are as follows:

	For the Three Months Ended September 30,
	Landfill	PET	Consolidated
	Disposal Fees	Bottle Fees	Total
2011
Revenue	$1,343,009	830,798	$2,173,807
Cost of revenue	464,482	216,643	681,125
Gross profit	878,527	614,155	1,492,681

Income from operations			1,390,567

Other income			65,549

Income before income taxes			1,456,116

Provision for income taxes			188,258

Net income			$1,267,858

2010
Revenue	$1,221,208	3,437,986	$4,659,194
Cost of revenue	393,719	1,908,896	2,302,615
Gross profit	827,489	1,529,090	2,356,579

Income from operations			2,201,999

Other income			1,353

Income before income taxes			2,203,352

Provision for income taxes			284,325

Net income			$1,919,027

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. SEGMENT INFORMATION - (Continued)

	For the Nine Months Ended September 30,
	Landfill	PET	Consolidated
	Disposal Fees	Bottle Fees	Total
2011
Revenue	$3,840,378	4,895,772	$8,736,150
Cost of revenue	1,306,580	3,112,606	4,419,186
Gross profit	2,533,798	1,783,166	4,316,963

Income from operations			3,818,942

Other income			197,869

Income before income taxes			4,016,811

Provision for income taxes			520,684

Net income			$3,496,127

2010
Revenue	$3,530,736	7,959,964	$11,490,700
Cost of revenue	1,133,679	4,173,824	5,307,503
Gross profit	2,397,057	3,786,140	6,183,197

Income from operations			5,733,693

Other income			24,787

Income before income taxes			5,758,480

Provision for income taxes			753,510

Net income			$5,004,970

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

NOTE 10.  INCOME TAXES

PRC Tax

The Company’s two operating subsidiaries, Harbin Yifeng and Yifeng Zhiye, are both registered and operate in Harbin, China. They are governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are subject to tax at a statutory rate of 25%.  Management anticipates that substantially all of the profits generated by the Company’s subsidiaries will be retained in the PRC and not repatriated, except for transfers to the U.S. to pay administrative expenses of the parent corporation.

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

The following table shows the estimated tax savings as a result of the tax holidays and the net effect on earnings per share (basic) had the income tax been applied:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Estimated Tax Savings	$224,690	$317,260	$619,264	$848,587
EPS (Basic) - as reported	$0.10	$0.15	$0.28	$0.41
EPS (Basic) - without tax savings	$0.08	$0.13	$0.23	$0.34

United States Tax

The Company was incorporated in the United States.  It incurred net operating losses for U.S. income tax purposes for the nine months ended September 30, 2011 and 2010. Net operating loss carry forwards, including amortization of share-based compensation, for United States income tax purposes amounted to $1,279,733 and $1,154,669 as of September 30, 2011 and December 31, 2010, respectively, which may be available to reduce  U. S. taxable income in future periods. These carry forwards will expire, if not utilized, beginning in 2028 through 2029. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at September 30, 2011 for the temporary difference related to the loss carry-forwards. Management reviews this valuation allowance periodically and makes adjustments as warranted.

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10.  INCOME TAXES (Continued)

Deferred tax assets and the related valuation allowance are set forth in the table below.  The deferred tax asset for purposes of Chinese income tax is based on the amortization of landfill development costs.

	September 30, 2011	December 31, 2010

USA	$435,109	$392,587
China	230,678	120,719

Less: Valuation Allowance	(435,109)	(392,587)

Net	$230,678	$120,719

For the three and nine months ended September 30, 2011 and 2010, the provision for income taxes were as follows:

	For the three months ended
	September 30, 2011	September 30, 2010

Current	$224,736	$317,260
Deferred tax expense (benefit)	(36,478)	(32,935)

Total	$188,258	$284,325

	For the nine months ended
	September 30, 2011	September 30, 2010

Current	$624,709	$848,587
Deferred tax expense (benefit)	(104,025)	(95,077)

Total	$520,684	$753,510

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

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 STATUTORY RESERVES (Continued)

If the accumulated balance of the Company’s statutory reserve is not enough to make up for the losses of the Company’s previous year, the current years’ profit shall first be used for making up the losses before the statutory reserve is drawn.  As of September 30, 2011 and December 31, 2010 the Company had accumulated after tax profits of $3,496,127  and  $6,576,604 respectively and therefore is required to make accumulative contributions of $349,613 and $657,660, respectively, to the statutory surplus reserve account.

	September 30, 2011	December 31, 2010
After tax profits	$3,496,127	$6,576,604
Percentage applied	10%	10%
Addition to Accumulated Statutory Surplus Reserve	$349,613	$657,660
Accumulated Statutory Surplus Reserve	$1,574,994	$1,225,381

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

These restricted stock issuances are accounted for at fair value, based upon the closing stock price at the date of grant.  The corresponding expense is amortized over the vesting period.  A summary of the status of the Company’s non-vested shares as of September 30, 2011, and changes during the nine months ended September 30, 2011, is presented below:

EASTERN ENVIRONMENT SOLUTIONS, CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13.   STOCK-BASED COMPENSATION (Continued)

		Weighted-Average
	Shares	Grant Date Fair Value

Non-vested at December 31, 2010	2,426,666	$1,197,333
Granted	-	-
Vested	251,250	125,063
Forfeited	-	-
Non-vested at September 30, 2011	2,175,416	$1,072,270

A summary of the status of the Company’s deferred stock compensation under the Plan as of September 30, 2011, and changes for the nine months ended September 30, 2011, is presented below:

Deferred stock compensation as of December 31, 2010	$1,195,916
Compensation expenses debited to statement of operations
with a credit to additional paid-in capital	(125,063)
Deferred stock compensation as of September 30, 2011	$1,070,853

The total remaining unrecognized compensation related to deferred stock issuances will be amortized over the weighted-average remaining requisite service period of eight years.

On June 9, 2010, the Company entered into Independent Directors Contracts with two new directors. The Company agreed to pay these directors a total cash fee of $54,000 per annum and to issue to them common stock valued at $60,000 on June 9, 2011, if they remain on the Board on that date.  The Board will issue the shares in November 2011.

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

Results of Operations

The agreements we made with Harbin Dongxin Group and Harbin Bin County Welfare Plastic Products Co. in 2010 marked the expansion of our business from waste storage toward the efficient recycling of waste into value-added products.  The use of polyethylene terephthalate (“PET”) by the bottling industry has increased dramatically in the past decade, as has the demand for recycled PET for a variety of industrial purposes, especially as a component of solar-heating installations.  With both supply and demand for PET established, the logic of positioning ourselves as middleman became evident.  Since January 2010, we have been removing the PET bottles from waste deposited in the Harbin landfill and delivering the bottles to Harbin Dongxin Group on a consignment basis.  During this period, we were also purchasing PET bottles from third parties and consigning them to Harbin Dongxin Group.  We pay Harbin Dongxin Group a per-ton fee for processing the bottles into usable PET, and then we consign the resulting PET to Harbin Dongxin Group for resale to industry.  We fix a minimum resale price, which Harbin Dongxin Group must collect and remit to us upon sale of the recycled PET.  Harbin Dongxin Group is entitled to retain any revenue it obtains from the resale in excess of the fixed minimum price.

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

The sale of recovered materials quickly became our leading source of revenue, as we marketed both PET recovered from our Landfill and PET purchased from outside sources.  Recently, however, the wholesale market price for recovered PET has increased significantly, sharply reducing the profitability of our resale operations.  In the first quarter of 2011 the sale of recovered PET bottles and bottle caps produced 73% of our revenue ($3,304,608), but yielded a gross margin of only 19% - i.e. $613,253 in gross profit.  This represented a marked reduction from the 41% gross margin we achieve on PET operations in 2010 (79% in the first quarter of 2010).  The reason for the reduction in profitability was a marked increase in the wholesale price of PET available from third party providers.  In addition, the value added tax was imposed on sales in 2011 at a rate of 17%, compared to a 3% value added tax on sales in the first quarter of 2010.   For this reason, since the beginning of the second quarter of 2011  we have limited our sale of PET to bottles and caps salvaged from our Landfill, and have not purchased any PET from third party providers.  The result was that revenue from our PET bottle sales fell to $830,798 in the recent quarter.  However, our gross profit on sales of PET in the recent quarter, $614,155, represented a margin of 74% and exceeded gross profit from PET sales in the first quarter of 2011.  The high gross profit on PET sales in the recent quarter is attributable to the fact that our only direct cost in obtaining the PET from our landfill is labor.  Since we can achieve the same profits with only the bottles in our Landfill as we did when we functioned as a reseller (and with significantly less administrative effort), our plan is to continue at the present level of PET operations until market conditions make an expansion attractive.

The reduction in our PET resale operations has resulted in a reduction in our overall revenues from 2010 to 2011, as revenue contributed by HMUAB reimbursements for our landfill operations remains relatively static.  Revenue for the three months ended September 30, 2011 fell by 53% to $2,173,807, and revenue for the nine months ended September 30, 2011 fell by 24% to $8,736,150.  At September 30, 2011 we had no PET in inventory, as a result of which PET sales during the remainder of 2011 will continue to significantly lag PET sales in 2010.  Over the long term, however, we expect our Company to grow.  We plan to expand our waste processing operations by (a) pursuing strategic acquisitions, (b) developing additional landfills, and (c) implementing additional recycling technologies that will provide additional revenue sources, such as the sale of methane to the electric power industry.  Given China’s continuing growth, we believe there will be numerous market opportunities.

Our landfill operations during the nine months ended September 30, 2011 yielded a gross margin of 66% - i.e. $2,533,798 in gross profit.  The primary component of our cost of landfill sales is amortization of the landfill cost - $1,031,318 out of total landfill costs of $1,306,580 in the nine months ended September 30, 2011.  We initiated operations at the landfill when only the lowest level of the landfill had been made ready for use.  However, since each portion of the landfill is dependent on the portions below and adjacent to it, we determined that the landfill expense could best be correlated with revenue by amortizing the estimated total landfill development cost, using the ratio of actual tonnage disposed in the landfill to the total anticipated capacity of the landfill.  As of September 30, 2011, our estimate of the total cost of constructing the landfill was $17,235,000.  We determine the amortization amount by multiplying that estimated total investment by the ratio of the landfill capacity used during the nine months ended September 30, 2011 (413,817 tons - i.e. 5.31% of total capacity) to the estimated total capacity (7,800,000 tons).

Our estimate that the total capacity of the landfill will be 7,800,000 tons was made on a gross basis.  Actual usage should exceed that amount.  This occurs, in part, because we are actively removing PET recyclables and may in the future remove other recyclable materials, which releases space for additional deposits.  Additional space is also released as organic material in the waste degrades.  Phase 1 of our Landfill construction is expected to continue into 2014, and we will then commence use of the Phase II portion of the Landfill without interruption.  As we reach completion of Phase I ,  we will recalculate our estimate of total landfill capacity based on that experience, and, as needed, adjust our amortization schedule.  An increase in our estimate of total landfill capacity will result in a reduction in the amortization rate and the corresponding quarterly landfill amortization expense.

Our selling, general and administrative expenses (“SG&A”) continued to be modest relative to revenues:  $102,114 in the three months ended September 30, 2011 (4.7% of revenue), compared to $154,580 in the three months ended September 30, 2010 (3.3% of revenue), and $498,022 in the nine months ended September 30, 2011 (5.7% of revenue), compared to $449,504 in the nine months ended September 30, 2010 (3.9% of revenue).  The increase in SG&A expense during the nine months ended September 30, 2011 was primarily attributable to the fees of $86,269 payable to our ex-CFO and our independent directors for services during that period.  In both years, a large component of our SG&A expense was the expensing of stock compensation that we gave to employees and consultants in 2008 as incentives for future services:  $41,688 and $74,951 in the three month periods ended September 30, 2011 and 2010, $125,063 and $260,715 in the nine month periods ended September 30, 2011 and  2010.  The $1,070,853 in deferred stock compensation expense remaining at September 30, 2011 will be amortized as expenses over the expected terms of service of the employees and consultants who received the shares.

The Company’s revenue less expenses resulted in a pre-tax income of $1,456,117 for the third quarter of 2011, compared to pre-tax income of $2,203,352 during the third quarter of 2010, and $4,016,811 for the nine months ended September 30, 2011, compared to pre-tax income of $5,758,480 during the nine months ended September 30, 2010.  As a result of Chinese tax laws that reward foreign investment in China, Yifeng was entitled to exemption from income taxes during 2007 and 2008, followed by a 50% abatement of taxes from 2009 to 2011.  In the third quarter of 2011, after accruing $188,258 for income taxes, our net income was $1,267,859, representing $0.10 (diluted $0.08) per share, compared to net income of $1,919,027 ($.15 per share; $.13 per share fully diluted) in the third quarter of 2010.  Net income of $3,496,127 for the nine months ended September 30, 2011 ($.28 per share; $.23 fully diluted) was 30% lower than our net income of $5,004,970 ($.41 per share; $.33 fully diluted) in the first nine months of 2010.

Our business operates entirely in Chinese Renminbi, but we report our results in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is included in the retained earnings on our balance sheet; the translation adjustments are included in a line item on our balance sheet labeled “accumulated other comprehensive income.”   During the first nine months of 2011, the effect of converting our financial results from RMB to U.S. Dollars was to increase our accumulated other comprehensive income by $499,639.  During the first nine months of 2010, when exchange rates were more stable, the effect of converting our financial results from RMB to U.S. Dollars was to increase our accumulated other comprehensive income by $188,908.

Liquidity and Capital Resources

To date, we have financed our operation and met capital expenditure requirements primarily through bank loans and operating income.  On November 18, 2004, the Company received a long-term loan from Industrial and Commercial Bank of China, Harbin Branch in the amount of $4,832,960, secured by the Company’s building.  The loan was for a 5-year term, maturing November 15, 2009 with interest adjustable based on official rates.  The loan agreement does not include any financial covenants with which the Company must comply.  In November 2009 the Bank extended the due date of the loan to December 25, 2011 and fixed the interest rate at 6.534% per annum.  In addition to paying the quarterly interest, the Company has also been required to make $241,648 pre-determined principal repayments every quarter, with exception of the final two quarters wherein the payment is $302,060.  The final payment, due on December 25, 2011, will terminate the loan.  The Company had no long-term debt service obligations as of September 30, 2011.

Our working capital at September 30, 2011 totaled $15,022,339, an increase of $4,392,758 from our working capital at December 31, 2010.  The increase was mainly attributable to our net income of $3,496,127 for the nine months ended September 30, 2011.

The largest non-cash component of working capital at September 30, 2011 was a loan receivable of $2,349,521.  This loan was made in November 2010 to the Heilongjiang Guoan Real Estate Development Corp., and is secured by a pledge of real estate by an unrelated party.  Half of the principal of the loan was paid during the quarter ended September 30, 2011, the remainder on our balance sheet at September 30, 2011 is payable on November 29, 2011.  Interest is payable quarterly at 6.372% per annum.  Harbin Yifeng made the loan in order to obtain a better return on its cash reserves than can be obtained from bank deposits in China.  The borrower is a well-established entity, and management does not believe that there is a significant risk of default.

The next largest non-cash component of our working capital at September 30, 2011 consisted of $2,182,611 in accounts receivable.  This represents a reduction of $3,262,807 from our accounts receivable at December 31, 2010.  The reduction was primarily attributable to the scale-back of our PET sales operations.  Our receivable from HMUAB was $1,350,415, no portion of which was more than three months old.  Accordingly, we do not consider the receivable to be at risk.  The remainder of our receivables is owed to us by the two companies to which we sell PET bottles and caps.  Our terms of sale to these two companies require payment in ninety days, and each of them has paid on time throughout the period of our relationship.  For these reasons, we have made no provision for doubtful accounts as of September 30, 2011.

Our operations during the first nine months of 2011 provided $7,973,121 in net cash, almost double our net income for the period. As noted above, in connection with the reduction in our PET sales operations, we reduced our accounts receivable balance by $3,262,807, which increased our cash reserves.  In contrast, during the first nine months of 2010 cash flow from operations equaled only about 90% of our net income.  This occurred primarily because our accounts receivable increased by $1,866,188 during that period of rapid growth in revenues.

During the first nine months of 2010, a loan of $438,966 that we had made during the period when our operations were suspended was repaid to us, resulting in a substantial provision of net cash from investing activities.  In the nine months ended September 30, 2011, one-half of our loan to Heilongjiang Guoan Real Estate Development Corp was repaid, with the result that our investing activities provided $1,853,321 after deduction of expenditures for construction activity.

In the first nine months of 2011 and 2010 we used $785,356 and $724,944, respectively, for financing activities, specifically payments on account of our bank loan.  The bank loan will be satisfied in December of this year, unless we refinance it.

Our operating subsidiary, Yifeng, has sufficient liquidity to fund its near-term operations and to fund the working capital demands of a modest expansion of its operations.  We have completed the construction expenditures for Phase I and expect to exhaust the capacity of that zone in 2014.  In the meantime we will develop the Phase II structure so that we can commence landfill in that zone as soon as the Phase I zone is filled.  Based on our current estimate of future usage of the Harbin Landfill, we expect to incur the following capital expenditures to complete Phases II and III of the Landfill project:

	Additional Capacity	Incurred to Date	Estimated Additional Cost to Complete	Estimated Completion Date
Phase II	1,400,000 tons	$2.4 million	$1.30 million	2014
Phase III	1,500,000 tons	--	$4.48 million	2016
Total			$5.78 million

If we are able to maintain our recent level of cash flow from the Harbin Landfill operation, we should be able to fund the completion of the Landfill from our internal capital resources.  However, if we are to achieve critical mass in our industry by developing or acquiring new landfills, we will require substantial infusions of capital.  We do not know at this time whether we will be able to secure such financing, or on what terms it might be available.

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

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures were not effective.  The weaknesses in the Company’s controls and procedures consisted of a lack of expertise in identifying and addressing complex accounting issues under U.S. Generally Accepted Accounting Principles among the personnel in the Company’s accounting department.

(b)           Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have concluded that there was no change to the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

 PART II   -   OTHER INFORMATION

Item 1.     Legal Proceedings.

None.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sale of Equity Securities

None.

   (c) Repurchase of Equity Securities

The Company did not repurchase any shares of its common stock during the 3rd    quarter of 2011.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Reserved.

Item 5.      Other Information.

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification - CFO

32	Rule 13a-14(b) Certifications

101.ins	XBRL Instance

101.xsd	XBRL Schema

101.cal	XBRL Calculation

101.def	XBRL Definition

101.lab	XBRL Label

101.pre	XBRL Presentation

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

EASTERN ENVIRONMENT SOLUTIONS, CORP.

Date: November 14, 2011	By: /s/ Feng Yan
Feng Yan, Chief Executive Officer